Form 10QSB
period 1996-03-31
OMEGA DEVELOPMENT INC
filed 1998-02-03
CIK 839439

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                  FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the quarterly period ended MARCH 31, 1996.
                                    --------------

                                       or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT. For the transition period from __________ to __________.

                        Commission file number: 33-34200
                                                --------

                            OMEGA DEVELOPMENT, INC.
                            -----------------------
                    (Exact name of small business issuer as
                           specified in its charter)

          Nevada                              13-3476854
          ------                              ----------
(State or other jurisdiction of     (IRS Employer Identification No.)
incorporation or organization)

               4200 E. Skelly Dr., Suite 150;  Tulsa, OK  74135
               ------------------------------------------------
                   (Address of principal executive offices)

                                 918-481-3339
                                 ------------
                          (Issuer's telephone number)

               ________________________________________________
                (Former name, former address, and former fiscal
                      year, if changed since last report)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes       No   X
                                                               -----     -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
     Common Stock $0.001 Par Value.  11,196,750 shares as of June 19, 1996.


Transitional Small Business Disclosure Format (check one): Yes      No   X
                                                               -----   -----

                            OMEGA DEVELOPMENT, INC.

                                MARCH 31, 1996

                               TABLE OF CONTENTS

                                                            Page
                                                            ----

PART I.  FINANCIAL INFORMATION
------------------------------

     ITEM 1.  Financial Statements (Unaudited)
          Consolidated Balance Sheets--
          March 31, 1996 and December 31, 1995..................3

          Consolidated Statements of Operations and
          Accumulated Deficit--Three Months Ended
          March 31, 1996 and 1995...............................5

          Consolidated Statements of Cash Flows--
          Three Months Ended March 31, 1996 and 1995............6

          Notes to Consolidated Financial
          Statements--March 31, 1996............................7

     ITEM 2.  Management's Discussion and Analysis
          or Plan of Operation..................................9

PART II.  OTHER INFORMATION
---------------------------

     ITEM 1.  Legal Proceedings................................13

     ITEM 2.  Changes in Securities............................13

     ITEM 3.  Defaults Upon Senior Securities..................13

     ITEM 4.  Submission of Matters to a Vote of
          Security Holders.....................................13

     ITEM 5.  Other Information................................13

     ITEM 6.  Exhibits and Reports on Form 8-K.................13

SIGNATURES.....................................................14

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements



                   OMEGA DEVELOPMENT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                     ASSETS                MARCH 31,   DECEMBER 31,
                                                             1996          1995
                                                         ------------  ------------
                                                          (UNAUDITED)
CURRENT ASSETS:
  Cash                                                   $    20,681   $        88
  Accounts receivable                                            100       174,760
  Deposits and other assets                                    8,340         6,319
                                                         -----------   -----------
    Total current assets                                      29,121       181,167

INVESTMENTS IN REAL ESTATE, net of accumulated
  depreciation of $4,214,461 and $4,036,537 in 1996
  and 1995, respectively                                  12,658,229    12,836,153

OFFICE  AND OTHER EQUIPMENT, net of accumulated
  depreciation of $10,820 and $9,151 in 1996 and
  1995, respectively                                          38,566        40,235

DEFERRED COSTS, net of accumulated amortization of
  $206,133 and $190,464 in 1996 and 1995, respectively        99,386       108,055

EXCESS OF COST OVER BOOK VALUE OF INVESTMENT
  IN SUBSIDIARY                                            2,434,957     2,477,677
                                                         -----------   -----------
TOTAL ASSETS                                             $15,260,259   $15,643,287
                                                         ===========   ===========






        The accompanying notes are an integral part of these statements.

                   OMEGA DEVELOPMENT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                       MARCH 31,      DECEMBER 31,
                                                                         1996            1995
                                                                     ------------    ------------
                                                                     (UNAUDITED)
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                           $    192,351    $    392,309
  Due to officers/stockholders                                            965,812         855,934
  Current maturities of notes payable                                  13,589,320      13,589,320
                                                                     ------------    ------------
    Total current liabilities                                          14,747,483      14,837,563
                                                                     ------------    ------------

NOTES PAYABLE, less current maturities                                          0               0
                                                                     ------------    ------------

COMMITMENTS AND  CONTINGENCIES                                                 --              --

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, par value $5.00 per share, at redemption value;
    400,000 shares of Series C authorized, issued and outstanding         786,000         786,000
  Common stock, $.001 par value; 25,000,000 shares authorized;
    11,157,750 and 11,112,750 shares issued and outstanding at
    March 31, 1996 and December 31, 1995, respectively                     11,138          11,113
  Additional paid in capital                                            2,705,286       2,683,312
  Accumulated deficit                                                  (2,989,648)     (2,674,701)
                                                                     ------------    ------------
    Total stockholders' equity                                            512,776         805,724
                                                                     ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 15,260,259    $ 15,643,287
                                                                     ============    ============




        The accompanying notes are an integral part of these statements.

                   OMEGA DEVELOPMENT, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                  (UNAUDITED)

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                               1996            1995
                                           ------------    ------------
REVENUES:
  Rental income                            $    261,990    $    532,500
  Other income                                        0               0
                                           ------------    ------------
    Total revenues                              261,990         532,500

EXPENSES:
  Real estate operations                              0               0
  General and administrative                    119,661         143,584
  Depreciation and amortization                 237,981         221,178
  Interest                                      219,295         332,843
                                           ------------    ------------
    Total operating expenses                    576,937         697,605
                                           ------------    ------------
NET LOSS FROM OPERATIONS                       (314,947)       (165,105)

INCOME TAX BENEFIT                                   --              --
                                           ------------    ------------
NET INCOME (LOSS) FOR THE PERIOD               (314,947)       (165,105)

DIVIDENDS ON PREFERRED STOCK                          0         (30,000)
                                           ------------    ------------
NET INCOME (LOSS) ATTRIBUTABLE
  TO COMMON STOCK                              (314,947)       (195,105)
ACCUMULATED DEFICIT, beginning of period     (2,674,701)     (1,815,364)
                                           ------------    ------------

ACCUMULATED DEFICIT, end of period         ($ 2,989,648)   ($ 2,010,469)
                                           ============    ============


NET INCOME (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE                        ($0.03)         ($0.02)
                                           ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING          11,134,069       9,311,750
                                           ============    ============



        The accompanying notes are an integral part of these statements.

                   OMEGA DEVELOPMENT, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              1996          1995
                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                         ($314,947)     ($165,105)
 Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                             237,981        221,178
   Changes in assets and liabilities:
    Decrease in accounts receivable                          174,660              0
    Increase in deferred costs                                (7,000)             0
    Increase in deposits and other assets                     (2,021)             0
    Increase (decrease) in accounts payable
     and accrued liabilities                                (199,958)        30,088
    Increase in due to stockholders                           59,878        125,080
                                                          ----------     ----------
    Total adjustments                                        263,540        376,346
                                                          ----------     ----------
    Net cash provided by (used in) operating
     activities                                              (51,407)       211,241
                                                          ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to real estate                                          0              0
 Investment in future projects                                     0         (6,977)
 Additions to office and other equipment                           0              0
                                                          ----------     ----------
  Net cash used in investing activities                            0         (6,977)
                                                          ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of notes payable                      50,000              0
 Payments on notes payable                                         0       (204,030)
 Proceeds from sale of common shares                          22,000              0
                                                          ----------     ----------
  Net cash provided by (used in) financing
   activities                                                 72,000       (204,030)
                                                          ----------     ----------

NET INCREASE IN CASH                                          20,593            234

CASH, beginning of period                                         88        177,804
                                                          ----------     ----------
CASH, end of period                                          $20,681       $178,038
                                                          ==========     ==========

Cash paid during the period for Interest                    $263,418       $328,470
                                                          ==========     ==========


       The accompanying notes are an integral part of these statements.

                   OMEGA DEVELOPMENT, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996

                                  (UNAUDITED)


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information and a current discussion of the Company's financial status, refer to the consolidated financial statements and footnotes thereto included in Omega Development, Inc.'s (Omega or the Company) annual report on Form 10-KSB for the year ended December 31, 1995, which was filed on July 9, 1996.

NOTE B--ORGANIZATION AND DESCRIPTION OF BUSINESS

ORGANIZATION
------------

Omega Development, Inc's., ("Omega" or "the Company") current business plan consists of operating its sole operating property and development of the HPA business. In June 1995 Omega acquired all of the common stock of Home Partners of America, Inc. ("HPA"), a New Jersey corporation. HPA is a home improvement financing and services corporation. HPA will provide home improvement loans that are 90% insured by the Federal government under the HUD-FHA Title I Property Improvement Program, and conventional home improvement loans for bank portfolios. HPA is a development stage company, however immediately upon obtaining funding, which is expected to occur in July 1996, the company plans to commence operations. Prior to this acquisition, the Company's sole operating asset during 1995 and to the current date in 1996, was the ABB Building, a 142,000 square foot general purpose office building, located in Windsor, Connecticut, a suburb of Hartford. The ABB Building is 100% occupied by one tenant and the Company negotiated a new lease with the tenant in March 1996 and is in the process of refinancing the debt on the building.

The Company was incorporated in the State of Nevada on July 15, 1988 under the name of "Lewison Enterprises, Inc." Since then the Company has experienced a series of business consolidations and reorganizations, the most recent of which are discussed below.

1994 REORGANIZATION
-------------------

On December 22, 1994, two shareholder groups of the Company closed a transaction pursuant to a Plan and Agreement of Reorganization. This transaction was accounted for as a spin-off. Shareholders holding 7,617,438 shares of the outstanding stock of the Company exchanged those shares for all the Company's stock in a wholly owned subsidiary, Omega Development Corp. ("ODC"). The net effect of the spin-off of approximately $22.8 million is reflected in the consolidated statements of operations and accumulated deficit as a reduction in the accumulated deficit at December 31, 1994. In addition, net assets decreased approximately $40 million, liabilities decreased approximately $45 million and paid in capital decreased approximately $14 million. Other shareholders acquired 7,617,438 shares of common stock from the Company in exchange for prior indebtedness in the principal amount of $545,000. This effectively resulted in the Company no longer owning or participating in the management of the existing retail shopping centers or being liable for any underlying debt of this shopping centers. The Company retained ownership of one office building together with the non-recourse mortgage debt related to the office building, an executive aircraft and some miscellaneous office furniture.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation
-----------------

As a result of the Company's 1994 Reorganization (See "Note B, Organization and Description of Business" above) the Company disposed of substantially all of its operating assets and the mortgage debt related thereto. The Company's plan of operation over the next year involves the funding and startup of HPA. HPA is a home improvement loan financing and services corporation. HPA will provide home improvement loans that are 90% insured by the Federal government under the HUD-FHA Title I Property Improvement Program and conventional home improvement loans for bank portfolios. Generally, these loans will qualify as community reinvestment loans. HPA also will provide homeowners with technical services including, cost estimates, contractor qualification, subcontracting, home inspections, project supervision and completion certifications. Currently, HPA plans to commence its operations in Newark, New Jersey, in mid-1996 and expand its financial services and loans business across the U.S.A. Management of HPA has had preliminary discussions with banks and other lending institutions concerning credit lines and underwriting the closed loans. They have also had numerous discussions and communications with HUD and various city and county officials concerning this program. HPA is a development stage company, however immediately upon its funding, which is expected to occur in July 1996, the Company plans to commence operations in New Jersey.

In April 1996, the Company received an investment proposal from a venture capital fund based in the United Kingdom. The fund proposes to invest $3,500,000 in HPA in exchange for a convertible subordinated debenture of Omega. The debenture bears interest at 9% per annum and after 13 months will be convertible into Common Stock of Omega Development, Inc. if certain profitability goals are achieved. The conversion feature is based on a formula whereby if the Company meets certain profitability goals the debenture will convert into a maximum of 35% of the outstanding Common Stock of the Company. The percentage of Common Stock decreases as the Company exceeds its profitability target. The venture fund has completed an independent business viability study and is currently conducting their corporate due diligence procedures. They have also asked for one seat on the Company's Board of Directors, which the Board is in agreement with. The venture fund's investment is expected to occur on or before July 31, 1996. While management is optimistic that they will successfully reach mutually acceptable agreement to all terms of this proposal, at the date of this filing a firm commitment has not yet been received and no assurance can be given that this objective will be achieved.

As a result of the 1994 Reorganization, the Company's overhead was significantly reduced. Prior to the 1994 Reorganization, the Company had 11 employees; after the Reorganization the Company has only three employees working with no contractual commitments from much smaller offices. However, assuming the Company's plan of operation is executed and the HPA business plan is implemented, it is anticipated that additional employees would become a part of the Company. Additionally, the Company's total assets would increase significantly as a result of the HPA business.

At March 31, 1996, the Company had a significant working capital deficit and suffered a severe cash flow problem. The Company has relied on small equity placements under a private placement memorandum and loans from Directors and a private investor to fund its current overhead. Such equity placements in calendar 1995 totaled $151,000 and through June 19, 1996 totaled $54,000 in calendar 1996. The equity placements are in the form of Units consisting of (i) one share of Common Stock; (ii) one common stock purchase warrant, exercisable into one share of Common Stock per warrant until October 31, 1996, at a price of $2.00; and (iii) one common stock purchase warrant, exercisable into one share of Common Stock per warrant until October 31, 1997, at a price of $3.00. Working capital loans from Directors and a private investor totaled $109,500 in 1995 and $75,000 thus far in 1996. The working capital loans are still currently outstanding and $134,500 is owed to two independent Directors and $50,000 is owed to a private investor as of May 31, 1996. The Company continues to have delinquent accounts payable and has incurred significant accounts payable to officers for accrued salaries and expenses as well as the above described working capital advances to the Company. Upon completion of the funding for HPA, discussed above, management intends to immediately make payment for all delinquent payables. The Company also intends to make immediate repayment to officers and Directors for working capital advances and accrued expenses and to repay accrued salaries on a payment plan such that the accrued salaries are paid by the end of calendar 1996.

As of May 31, 1996 the Company's debts and obligations, other than its non-recourse mortgage debt on the building, are as follows:

     Officer and Director loans and expenses    $  365,307
     Private investor loan                          25,500
     Accrued salaries and expenses                 466,419
     Accrued legal and accounting fees             106,131
     Preferred Stock dividend payable              120,000
     Other miscellaneous obligations               115,096
                                                ----------
          Total                                 $1,198,453
                                                ==========

The Company has repayment flexibility with respect to the above debts in the event there are additional unexpected delays in obtaining the HPA financing. The Company's flexibility with respect to the above debts include the (1) open repayment dates on the Officer and Director loans and expenses and (2) negotiable amortization schedules for the accrued salaries and expenses. Accordingly, the Company does not expect these debts to preclude the Company from continuing its pursuit of HPA financing beyond 1996, if necessary.

As discussed in Note B to the financial statements, Organization and Description of Business, the Company intends to refinance its ABB Building. Assuming the favorable completion of this refinance transaction, the Company's Balance Sheet changes substantially. The following condensed proforma Balance Sheet reflects the contemplated transaction as if it had ocurred at December 31, 1995.

                                Balance      Proforma     Proforma
                                12/31/95   Adjustments     Balance
                                --------   -----------     -------
Current Assets                $   181,167                $   511,167
Investments in Real Estate     12,836,153                 12,836,153
Other Assets                    2,625,967      585,000     2,875,967
                              -----------                -----------
Total Assets                  $15,643,287                $16,223,287
                              ===========                ===========


Current Liabilities           $14,837,563  (13,584,320)  $ 1,253,243
Long Term Debt                         --    7,750,000     7,750,000
Stockholders' Equity              805,724    6,414,320     7,220,044
                              -----------                -----------
Total Liabilities and
  Stockholders' Equity        $15,643,287                $16,223,287
                              ===========                ===========

Proforma Adjustments:

     Other Assets. The proforma adjustment is comprised of the investment in the U.S. Treasury Strip Bond of $330,000 and deferred closing costs of $250,000.

     Current Liabilities. The adjustment is the elimination of the old debt with Fleet Bank.

     Long Term Debt. The adjustment is comprised of the new mortgage of $6,000,000, the note to the private investor of $1,250,000, and the note to Fleet of $500,000.

     Stockholders' Equity. The proforma adjustment is the net gain from the cancellation of the old debt and the establishing of the new debt on the building. The $6.4 Million gain will be a taxable gain. However, the Company has strategies including the utilization of certain pre-1994 Reorganization NOL's to offset such gain and eliminate any tax lability.



Three Months Ended March 31, 1996 Compared to Three Months Ended March 31,
--------------------------------------------------------------------------
     1995
     ----

The net loss for the three months ended March 31, 1996 was $314,947 compared to a net loss of $165,105 for the three months ended March 31, 1995. Generally, the increased net loss for the current quarter is attributable to a decrease in net revenues from rental operations offset by a decrease in interest expense. Although total revenues are approximately $270,500 less in the current quarter as compared to the same quarter of the previous year, total expenses are approximately $120,700 less in the current quarter.

Rental income decreased approximately $270,500 (51%) in the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. The reduction in rental income was primarily due to the reduction in rental rates on the Company's ABB Building, which resulted from the recent renegotiation of the tenant's lease on the building. The ABB Building, a 142,000 square foot office building, is a three story general purpose office building located in Windsor, Connecticut, and is 100% occupied by a single tenant.

General and administrative expenses decreased approximately $23,900 (17%) in the first quarter of 1996 as compared to the first quarter of 1995. The reduction is primarily due to a reduction in salary accruals.

Depreciation and amortization expenses increased approximately $19,800 (8%) in the first quarter of 1996 as compared to the first quarter of 1995.

Interest expense declined approximately $113,500 (34%) in the three months ended March 31, 1996 as compared to the three months ended March 31, 1995. This decline is a result of the recent modification of the financing on the Company's ABB Building, where the current lending bank has agreed to accept the current rentals as interest payment in lieu of actual interest, which amount would be somewhat higher.

No income tax expense or benefit has been recorded for 1996 or 1995, as a valuation allowance has been provided for the tax effects of the entire net operating loss carry forwards and other net deductible temporary differences.

PART II.  OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS.

               None.

     ITEM 2.   CHANGES IN SECURITIES.

               None.

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

               As of November 7, 1995, there existed a default on the mortgage payment on the Company's office building in Hartford, CT. This default occurred due to the tenant not paying their rent as of November 1, 1995. See page 11 herein for further discussion on this matter.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               None.

     ITEM 5.   OTHER INFORMATION.

               None.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Exhibits.
                    ---------

                    None.

               (b)  Reports on Form 8-K.
                    --------------------

                    No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                  SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    OMEGA DEVELOPMENT, INC.
                                    (Registrant)



Date:   January 23, 1998         By:
        ----------------            ------------------------------
                                    A. Paul Shapansky, President,
                                    Chief Executive Officer, and
                                    Principal Financial Officer