Form 10QSB
period 1996-06-30
OMEGA DEVELOPMENT INC
filed 1998-02-03
CIK 839439

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the quarterly period ended JUNE 30, 1996.
                                    -------------

                                       or

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT.
     For the transition period from            to           .
                                    ----------    ----------

                        Commission file number: 33-34200
                                                --------


                            OMEGA DEVELOPMENT, INC.
                            -----------------------
                    (Exact name of small business issuer as
                           specified in its charter)

          Nevada                                       13-3476854
          ------                                       ----------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

               9422 S. College Pl., Suite 222;  Tulsa, OK  74137
               -------------------------------------------------
                    (Address of principal executive offices)

                                  918-299-3212
                                  ------------
                          (Issuer's telephone number)

                4200 E. Skelly Dr., Suite 150;  Tulsa, OK  74135
                ------------------------------------------------
                (Former name, former address, and former fiscal
                      year, if changed since last report)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes       No X
                                                              ---      ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    Common Stock $0.001 Par Value.  11,200,750 shares as of August 15, 1996.


Transitional Small Business Disclosure Format (check one): Yes      No X
                                                              ---     ---

                            OMEGA DEVELOPMENT, INC.
                                 JUNE 30, 1996
                               TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                               Page
------------------------------                               ----

     ITEM 1.  Financial Statements (Unaudited)
          Consolidated Balance Sheets--
          June 30, 1996 and December 31, 1995..................3

          Consolidated Statements of Operations and
          Accumulated Deficit--Three Months Ended
          June 30, 1996 and 1995...............................5

          Consolidated Statements of Operations and
          Accumulated Deficit--Six Months Ended
          June 30, 1996 and 1995...............................6

          Consolidated Statements of Cash Flows--
          Six Months Ended June 30, 1996 and 1995..............7

          Notes to Consolidated Financial
          Statements--June 30, 1996............................8

     ITEM 2.  Management's Discussion and Analysis
          or Plan of Operation.................................10

PART II.  OTHER INFORMATION
---------------------------

     ITEM 1.  Legal Proceedings................................15

     ITEM 2.  Changes in Securities............................15

     ITEM 3.  Defaults Upon Senior Securities..................15

     ITEM 4.  Submission of Matters to a Vote of
               Security Holders................................15

     ITEM 5.  Other Information................................15

     ITEM 6.  Exhibits and Reports on Form 8-K.................15

SIGNATURES.....................................................16

    PART I.  FINANCIAL INFORMATION

        ITEM 1.  FINANCIAL STATEMENTS



                    OMEGA DEVELOPMENT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                  ASSETS                            JUNE 30,     DECEMBER 31,
                                                                      1996           1995
                                                                   -----------   -----------
                                                                   (UNAUDITED)
CURRENT ASSETS:
  Cash                                                             $     2,970   $        88
  Accounts receivable, net                                                 100       174,760
  Deposits and other assets                                              6,319         6,319
                                                                   -----------   -----------
    Total current assets                                                 9,389       181,167

INVESTMENTS IN REAL ESTATE, net of accumulated
  depreciation of $4,392,385 and $4,036,537 in 1996
  and 1995, respectively                                            12,480,305    12,836,153

OFFICE AND OTHER  EQUIPMENT, net of accumulated
  depreciation of $12,487 and $9,151 in 1996 and
  1995, respectively                                                    36,899        40,235

DEFERRED COSTS, net of accumulated amortization of
  $221,802 and $190,464 in 1996 and 1995, respectively                  95,522       108,055

EXCESS OF COST OVER BOOK VALUE OF
  INVESTMENT IN SUBSIDIARY                                           2,392,237     2,477,677
                                                                   -----------   -----------
TOTAL ASSETS                                                       $15,014,352   $15,643,287
                                                                   ===========   ===========




        The accompanying notes are an integral part of these statements

                    OMEGA DEVELOPMENT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS



                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             JUNE 30,      DECEMBER 31,
                                                              1996             1995
                                                           ------------    ------------
                                                            (UNAUDITED)
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                 $    239,741    $    392,309
  Due to officers/stockholders                                  999,450         855,934
  Current maturities of notes payable                        13,589,320      13,589,320
                                                           ------------    ------------
    Total current liabilities                                14,828,511      14,837,563
                                                           ------------    ------------


COMMITMENTS AND  CONTINGENCIES                                     --              --

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $5.00 per share;
    400,000 shares authorized, issued and outstanding           786,000         786,000
  Common stock, $.001 par value; 25,000,000 shares
    authorized; 11,200,750  and 11,112,750 shares issued
    and outstanding at June 30, 1996 and December 31,
    1995, respectively                                           11,201          11,113
  Additional paid in capital                                  2,735,724       2,683,312
  Accumulated deficit                                        (3,347,084)     (2,674,701)
                                                           ------------    ------------
    Total stockholders' equity                                  185,841         805,724
                                                           ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 15,014,352    $ 15,643,287
                                                           ============    ============




        The accompanying notes are an integral part of these statements.

                    OMEGA DEVELOPMENT, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                   (UNAUDITED)

                                                 THREE MONTHS ENDED
                                                     JUNE 30,
                                               1996            1995
                                           ------------    ------------
REVENUES:
  Rental income                            $    261,990    $    532,500
  Other income                                    1,000               0
  Sale of real estate                                 0               0
                                           ------------    ------------
    Total revenues                              262,990         532,500

EXPENSES:
  Real estate operations                              0               0
  General and administrative                    116,731         165,159
  Depreciation and amortization                 238,231         221,178
  Interest                                      265,464         341,454
  Cost of sale of real estate                         0               0
                                           ------------    ------------
    Total operating expenses                    620,426         727,791
                                           ------------    ------------
NET LOSS FROM OPERATIONS                       (357,436)       (195,291)

INCOME TAX BENEFIT                                    0         140,000
                                           ------------    ------------
NET LOSS FOR THE PERIOD                        (357,436)        (55,291)

DIVIDENDS ON PREFERRED STOCK                          0         (30,000)
                                           ------------    ------------
NET LOSS ATTRIBUTABLE
  TO COMMON STOCK                              (357,436)        (85,291)
ACCUMULATED DEFICIT, beginning of period     (2,989,648)     (2,010,469)
                                           ------------    ------------

ACCUMULATED DEFICIT, end of period         ($ 3,347,084)   ($ 2,095,760)
                                           ============    ============


NET LOSS PER COMMON AND
  COMMON EQUIVALENT SHARE                  ($      0.03)   ($      0.01)
                                           ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING          11,177,761       9,593,069
                                           ============    ============




        The accompanying notes are an integral part of these statements.

                    OMEGA DEVELOPMENT, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                   (UNAUDITED)

                                                 SIX MONTHS ENDED
                                                     JUNE 30,
                                               1996            1995
                                           ------------    ------------
REVENUES:
  Rental income                            $    523,980    $  1,065,000
  Other income                                    1,000               0
  Sale of real estate                                 0               0
                                           ------------    ------------
    Total revenues                              524,980       1,065,000

EXPENSES:
  Real estate operations                              0               0
  General and administrative                    236,392         308,743
  Depreciation and amortization                 476,212         442,356
  Interest                                      484,759         674,297
  Cost of sale of real estate                         0               0
                                           ------------    ------------
    Total operating expenses                  1,197,363       1,425,396
                                           ------------    ------------
NET LOSS FROM OPERATIONS                       (672,383)       (360,396)

INCOME TAX BENEFIT                                    0         140,000
                                           ------------    ------------
NET LOSS FOR THE PERIOD                        (672,383)       (220,396)

DIVIDENDS ON PREFERRED STOCK                          0         (60,000)
                                           ------------    ------------
NET LOSS ATTRIBUTABLE
  TO COMMON STOCK                              (672,383)       (280,396)
ACCUMULATED DEFICIT, beginning of period     (2,674,701)     (1,815,364)
                                           ------------    ------------

ACCUMULATED DEFICIT, end of period         ($ 3,347,084)   ($ 2,095,760)
                                           ============    ============


NET LOSS PER COMMON AND
  COMMON EQUIVALENT SHARE                  ($      0.06)   ($      0.03)
                                           ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING          11,155,915       9,453,186
                                           ============    ============




        The accompanying notes are an integral part of these statements.

                    OMEGA DEVELOPMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      SIX MONTHS ENDED
                                                          JUNE 30,
                                                     1996         1995
                                                   ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss for the period                          ($672,383)   ($220,396)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                  476,212      442,356
      Income Tax Benefit                                   0     (140,000)
      Changes in assets and liabilities:
        Decrease in accounts receivable              174,660            0
        Increase in deposits and other assets              0       (4,653)
        Increase (decrease) in accounts payable
          and accrued liabilities                   (152,567)       2,625
                                                   ---------    ---------
        Total adjustments                            498,305      300,328
                                                   ---------    ---------
        Net cash provided by (used in) operating
          activities                                (174,078)      79,932
                                                   ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to real estate                                 0            0
                                                   ---------    ---------
    Net cash used in investing activities                  0            0
                                                   ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable             79,000            0
  Payments on notes payable                                0     (389,782)
  Proceeds from sale of common stock                  52,500            0
  Increase in deferred costs                         (19,055)     (74,555)
  Increase in due to stockholders                     64,515      207,548
                                                   ---------    ---------
    Net cash provided by (used in) financing
      activities                                     176,960     (256,789)
                                                   ---------    ---------

NET INCREASE/(DECREASE) IN CASH                        2,882     (176,857)

CASH, beginning of period                                 88      177,804
                                                   ---------    ---------

CASH, end of period                                $   2,970    $     947
                                                   =========    =========


Cash paid during the period for Interest           $ 479,005    $ 675,218
                                                   =========    =========


        The accompanying notes are an integral part of these statements.

                    OMEGA DEVELOPMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1996

                                  (UNAUDITED)


NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Omega Development, Inc. ("Omega" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information and a current discussion of the Company's financial status, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995, previously filed.


NOTE B--ORGANIZATION AND DESCRIPTION OF BUSINESS

ORGANIZATION
------------

Omega's current business plan consists of operating its sole operating property and development of the Home Partners of America, Inc. ("HPA") business. In June 1995 Omega acquired all of the common stock of HPA, a New Jersey corporation. HPA is a home improvement financing and services corporation. HPA will provide home improvement loans that are 90% insured by the Federal government under the HUD-FHA Title I Property Improvement Program, and conventional home improvement loans for bank portfolios. HPA is a development stage company, however immediately upon obtaining funding, which is expected to occur in September 1996, the company plans to commence operations. Prior to this acquisition, the

Company's sole operating asset during 1995 and to the current date in 1996, was the ABB Building, a 142,000 square foot general purpose office building, located in Windsor, Connecticut, a suburb of Hartford. The ABB Building is 100% occupied by one tenant and the Company negotiated a new lease with the tenant in March 1996 and is in the process of refinancing the debt on the building.

The Company was incorporated in the State of Nevada on July 15, 1988 under the name of "Lewison Enterprises, Inc." Since then the Company has experienced a series of business consolidations and reorganizations, the most recent of which are discussed below.

1994 REORGANIZATION
-------------------

On December 22, 1994, two shareholder groups of the Company closed a transaction pursuant to a Plan and Agreement of Reorganization. This transaction was accounted for as a spin-off. Shareholders holding 7,617,438 shares of the outstanding stock of the Company exchanged those shares for all the Company's stock in a wholly owned subsidiary, Omega Development Corp. ("ODC"). The net effect of the spin-off of approximately $22.8 million is reflected in the consolidated statements of operations and accumulated deficit as a reduction in the accumulated deficit at December 31, 1994. In addition, net assets decreased approximately $40 million, liabilities decreased approximately $45 million and paid in capital decreased approximately $14 million. Other shareholders acquired 7,617,438 shares of common stock from the Company in exchange for prior indebtedness in the principal amount of $545,000. This effectively resulted in the Company no longer owning or participating in the management of the existing retail shopping centers or being liable for any underlying debt of these shopping centers. The Company retained ownership of one office building together with the non-recourse mortgage debt related to the office building, an executive aircraft and some miscellaneous office furniture.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Plan of Operation
-----------------

As a result of the Company's 1994 Reorganization (See "Note B, Organization and Description of Business" above) the Company disposed of substantially all of its operating assets and the mortgage debt related thereto. The Company's plan of operation over the next year involves the funding and startup of HPA. HPA is a home improvement loan financing and services corporation. HPA will provide home improvement loans that are 90% insured by the Federal government under the HUD-FHA Title I Property Improvement Program and conventional home improvement loans for bank portfolios. Generally, these loans will qualify as community reinvestment loans. HPA also will provide homeowners with technical services including, cost estimates, contractor qualification, subcontracting, home inspections, project supervision and completion certifications. Currently, HPA plans to commence its operations in Newark, New Jersey, in mid-1996 and expand its financial services and loans business across the U.S.A. Management of HPA has had preliminary discussions with banks and other lending institutions concerning credit lines and underwriting the closed loans. They have also had numerous discussions and communications with HUD and various city and county officials concerning this program. HPA is a development stage company, however immediately upon its funding, which is expected to occur in September 1996, the Company plans to commence operations in New Jersey.

In April 1996, the Company received an investment proposal from a venture capital fund based in the United Kingdom. The fund proposes to invest $3,500,000 in HPA in exchange for a convertible subordinated debenture of Omega. The debenture would bear interest at 9% per annum and after 13 months would be convertible into Common Stock of Omega Development, Inc. if certain profitability goals are achieved. The conversion feature is based on a formula whereby if the Company meets certain profitability goals the debenture will convert into a maximum of 35% of the outstanding Common Stock of the Company. The percentage of Common Stock decreases as the Company exceeds its profitability target. The venture fund has completed an independent business viability study and is currently conducting their corporate due diligence procedures. They have also asked for one seat on the Company's Board of Directors, with which the Board is in agreement. The venture fund's investment is expected to occur on or before September 30, 1996. While management is optimistic that they will successfully reach mutually acceptable agreement to all terms of this proposal, as of August 15, 1996, a firm commitment has not yet been received and no assurance can be given that this objective will be achieved.

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

At June 30, 1996, the Company had a significant working capital deficit and suffered a severe cash flow problem. The Company has relied on small equity placements under a private placement memorandum and loans from Directors and a private investor to fund its current overhead. Such equity placements in calendar 1995 totaled $151,000 and through June 30, 1996 totaled $58,000. The equity placements are in the form of Units consisting of (i) one share of Common Stock; (ii) one common stock purchase warrant, exercisable into one share of Common Stock per warrant until October 31, 1996, at a price of $2.00; and (iii) one common stock purchase warrant, exercisable into one share of Common Stock per warrant until October 31, 1997, at a price of $3.00. Working capital loans from Directors and a private investor totaled $109,500 in 1995 and $79,000 thus far in 1996. The working capital loans are still currently outstanding and $138,500 is owed to two independent Directors and $50,000 is owed to a private investor as of August 15, 1996. The Company continues to have delinquent accounts payable and has incurred significant accounts payable to officers for accrued salaries and expenses as well as the above described working capital advances to the Company. Upon completion of the funding for HPA, discussed above, management intends to immediately make payment for all delinquent payables. The Company also intends to make immediate repayment to officers and Directors for working capital advances and accrued expenses and to repay accrued salaries on a payment plan such that the accrued salaries are paid by the end of calendar 1996.

As of June 30, 1996 the Company's debts and obligations, other than its non-recourse mortgage debt on the building, are as follows:

     Officer and Director loans and expenses    $  388,996
     Private investor loan                          50,821
     Accrued salaries and expenses                 490,178
     Accrued legal and accounting fees              47,651
     Preferred Stock dividend payable              120,000
     Other miscellaneous obligations               141,545
                                                ----------
          Total                                 $1,239,191
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


Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995
-----------------------------------------------------------------------------

The net loss for the three months ended June 30, 1996 was $357,436 compared to a net loss of $55,291 for the three months ended June 30, 1995. Generally, the increased net loss for the current quarter is attributable to a decrease in net revenues from rental operations offset by a decrease in interest expense. Although total revenues are approximately $269,510 less in the current quarter as compared to the same quarter of the previous year, total expenses are approximately $107,365 less in the current quarter.

Rental income decreased approximately $270,500 (51%) in the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. The reduction in rental income was primarily due to the reduction in rental rates on the Company's ABB Building, which resulted from the recent renegotiation of the tenant's lease on the building. The ABB Building, a 142,000 square foot office building, is a three story general purpose office building located in Windsor, Connecticut, and is 100% occupied by a single tenant.

General and administrative expenses decreased approximately $48,400 (29%) in the second quarter of 1996 as compared to the second quarter of 1995. The reduction is primarily due to a reduction in salary accruals.

Depreciation and amortization expenses increased approximately $17,000 (8%) in the second quarter of 1996 as compared to the second quarter of 1995.

Interest expense declined approximately $76,000 (22%) in the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. This decline is a result of the recent modification of the financing on the Company's ABB Building, where the current lending bank has agreed to accept the current rentals as interest payment in lieu of actual interest, which amount would be somewhat higher.

No income tax expense or benefit has been recorded for 1996 or 1995, as a valuation allowance has been provided for the tax effects of the entire net operating loss carry forwards and other net deductible temporary differences.


Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995
-------------------------------------------------------------------------

The net loss for the six months ended June 30, 1996 was $672,383 compared to a net loss of $220,396 for the six months ended June 30, 1995. Generally, the increased net loss for the current quarter is attributable to a decrease in net revenues from rental operations offset by a decrease in interest expense. Although total revenues are approximately $540,000 less in the current six months as compared to the same period of the previous year, total expenses are approximately $228,000 less in the current period.

Rental income decreased approximately $541,000 (51%) in the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. The reduction in rental income was primarily due to the reduction in rental rates on the Company's ABB Building, which resulted from the recent renegotiation of the tenant's lease on the building. The ABB Building, a 142,000 square foot office building, is a three story general purpose office building located in Windsor, Connecticut, and is 100% occupied by a single tenant.

General and administrative expenses decreased approximately $72,000 (23%) in the first six months of 1996 as compared to the first half of 1995. The reduction is primarily due to a reduction in salary accruals.

Depreciation and amortization expenses increased approximately $34,000 (8%) in the first half of 1996 as compared to the first half of 1995.

Interest expense declined approximately $190,000 (28%) in the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decline is a result of the recent modification of the financing on the Company's ABB Building, where the current lending bank has agreed to accept the current rentals as interest payment in lieu of actual interest, which amount would be somewhat higher.

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

               None.

     ITEM 2.   CHANGES IN SECURITIES.

               None.

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

               As of November 7, 1995, there existed a default on the mortgage payment on the Company's office building in Hartford, CT. This default occurred due to the tenant not paying their rent as of November 1, 1995. See page 9 herein for further discussion on this matter.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               None.

     ITEM 5.   OTHER INFORMATION.

               None.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Exhibits.
                    ---------

                    None.

               (b)  Reports on Form 8-K.
                    --------------------

                    No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    OMEGA DEVELOPMENT, INC.
                                    (Registrant)



Date: January 23, 1998              By: /s/ A. Paul Shapansky
      ----------------                  -------------------------
                                    A. Paul Shapansky, President,
                                    Chief Executive Officer, and
                                    Principal Financial Officer