Form 10QSB
period 1996-09-30
OMEGA DEVELOPMENT INC
filed 1998-02-03
CIK 839439

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the quarterly period ended SEPTEMBER 30, 1996.
                                    -------------------

                                       or

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT. For the transition period from __________ to __________.

                        Commission file number: 33-34200
                                                --------


                            OMEGA DEVELOPMENT, INC.
                            ----------------------
                    (Exact name of small business issuer as
                           specified in its charter)


          Nevada                                 13-3476854
          ------                                 ----------
(State or other jurisdiction of        (IRS Employer Identification No.)
incorporation or organization)

              9422 S. College Pl., Suite 222;    Tulsa, OK  74137
              ---------------------------------------------------
                    (Address of principal executive offices)

                                  918-299-3212
                                  ------------
                          (Issuer's telephone number)

               4200 E. Skelly Dr., Suite 150;  Tulsa, OK   74135
               -------------------------------------------------
                (Former name, former address, and former fiscal
                      year, if changed since last report)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes_____   No__X__

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock $0.001 Par Value. 11,200,750 shares as of November 14, 1996.

Transitional Small Business Disclosure Format  (check one):   Yes_____   No__X__

                            OMEGA DEVELOPMENT, INC.
                               SEPTEMBER 30, 1996
                               TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION                                            PAGE
-------   ---------------------                                            ----

          ITEM 1.  Financial Statements (Unaudited)
                   Consolidated Balance Sheets--
                   September 30,1996 and December 31, 1995....................3

                   Consolidated Statements of Operations and Accumulated
                   Deficit--Three Months Ended September 30, 1996 and 1995....5

                   Consolidated Statements of Operations and Accumulated
                   Deficit--Nine Months Ended September 30, 1996 and 1995.....6

                   Consolidated Statements of Cash Flows--Nine Months
                   Ended September 30, 1996 and 1995..........................7

                   Notes to Consolidated Financial Statements
                   --September 30, 1996.......................................8

          ITEM 2.  Management's Discussion and Analysis or Plan of Operation..9

PART II.  OTHER INFORMATION
--------  -----------------

          ITEM 1.  Legal Proceedings.........................................13

          ITEM 2.  Changes in Securities.....................................13

          ITEM 3.  Defaults Upon Senior Securities...........................13

          ITEM 4.  Submission of Matters to a Vote of Security Holders.......13

          ITEM 5.  Other Information.........................................13

          ITEM 6.  Exhibits and Reports on Form 8-K..........................13

SIGNATURES...................................................................14

    PART I.  FINANCIAL INFORMATION

        ITEM 1.  FINANCIAL STATEMENTS



                   OMEGA DEVELOPMENT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                    ASSETS                          SEPTEMBER 30,  DECEMBER 31,
                                                        1996          1995
                                                     -----------   -----------
                                                     (UNAUDITED)
CURRENT ASSETS:
  Cash                                               $     1,136   $        88
  Accounts receivable, net                                     0       174,760
  Deposits and other assets                                3,219         6,319
                                                     -----------   -----------
    Total current assets                                   4,355       181,167

INVESTMENTS IN REAL ESTATE, net of accumulated
  depreciation of $4,036,537 in 1995                           0    12,836,153

OFFICE  EQUIPMENT, net of accumulated
  depreciation of $12,710 and $9,151 in 1996
  and 1995, respectively                                  32,647        40,235

DEFERRED COSTS, net of accumulated amortization of
  $190,464 in 1995                                             0       108,055

EXCESS OF COST OVER BOOK VALUE OF
  INVESTMENT IN SUBSIDIARY                                     0     2,477,677
                                                     -----------   -----------
TOTAL ASSETS                                         $    37,002   $15,643,287
                                                     ===========   ===========




        The accompanying notes are an integral part of these statements.

                   OMEGA DEVELOPMENT, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                       LIABILITIES AND STOCKHOLDERS' EQUITY

                                                             SEPTEMBER 30,   DECEMBER 31,
                                                                 1996            1995
                                                             ------------    ------------
                                                             (UNAUDITED)
CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                   $    268,865    $    392,309
  Due to officers/stockholders                                  1,007,678         855,934
  Current maturities of notes payable                               5,000      13,589,320
                                                             ------------    ------------
    Total current liabilities                                   1,281,543      14,837,563
                                                             ------------    ------------


COMMITMENTS AND  CONTINGENCIES                                         --              --

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $5.00 per share;
    800,000 shares authorized, issued and outstanding             786,000         786,000
  Common stock, $.001 par value; 25,000,000 shares
    authorized; 11,200,750  and 11,112,750 shares issued
    and outstanding at September 30, 1996 and December 31,
    1995, respectively                                             11,201          11,113
  Additional paid in capital                                    2,735,724       2,683,312
  Accumulated deficit                                          (4,777,466)     (2,674,701)
                                                             ------------    ------------
    Total stockholders' equity                                 (1,244,541)        805,724
                                                             ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $     37,002    $ 15,643,287
                                                             ============    ============



        The accompanying notes are an integral part of these statements.

                   OMEGA DEVELOPMENT, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                  (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                         1996            1995
                                                     ------------    ------------
REVENUES:
  Rental income                                      $    261,990    $    532,500
  Other income                                                  0               0
                                                     ------------    ------------
    Total revenues                                        261,990         532,500

EXPENSES:
  Real estate operations                                        0               0
  General and administrative                               61,817         215,917
  Depreciation and amortization                           237,980         271,422
  Interest                                                266,720         329,280
  Write off excess of cost over book value of
    investment in subsidiary                            2,352,098               0
                                                     ------------    ------------
    Total operating expenses                            2,918,615         816,619
                                                     ------------    ------------
NET LOSS FROM OPERATIONS                               (2,656,625)       (284,119)

INCOME TAX BENEFIT                                              0         106,000
EXTRAORDINARY ITEM--Gain on extinguishment of debt      1,226,243               0
                                                     ------------    ------------
NET LOSS FOR THE PERIOD                                (1,430,382)       (178,119)

DIVIDENDS ON PREFERRED STOCK                                    0         (30,000)
                                                     ------------    ------------
NET LOSS ATTRIBUTABLE
  TO COMMON STOCK                                      (1,430,382)       (208,119)
ACCUMULATED DEFICIT, beginning of period               (3,347,084)     (2,095,760)
                                                     ------------    ------------

ACCUMULATED DEFICIT, end of period                   ($ 4,777,466)   ($ 2,303,879)
                                                     ============    ============

NET INCOME (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE:
      Before extraordinary item                            ($0.24)         ($0.02)
      Extraordinary item                                     0.11            0.00
                                                     ------------    ------------
      Net loss                                             ($0.13)         ($0.02)
                                                     ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING                    11,200,750      10,927,141
                                                     ============    ============


        The accompanying notes are an integral part of these statements.

                   OMEGA DEVELOPMENT, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                  (UNAUDITED)

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                         1996            1995
                                                     ------------    ------------
REVENUES:
  Rental income                                      $    785,970    $  1,597,500
  Other income                                              1,000               0
                                                     ------------    ------------
    Total revenues                                        786,970       1,597,500

EXPENSES:
  Real estate operations                                        0               0
  General and administrative                              298,209         524,660
  Depreciation and amortization                           714,192         713,778
  Interest                                                751,479       1,003,577
  Write off excess of cost over book value of
    investment in subsidiary                            2,352,098               0
                                                     ------------    ------------
    Total operating expenses                            4,115,978       2,242,015
                                                     ------------    ------------
NET LOSS FROM OPERATIONS                               (3,329,008)       (644,515)

INCOME TAX BENEFIT                                              0         246,000
EXTRAORDINARY ITEM--Gain on extinguishment of debt      1,226,243               0
                                                     ------------    ------------
NET LOSS FOR THE PERIOD                                (2,102,765)       (398,515)

DIVIDENDS ON PREFERRED STOCK                                    0         (90,000)
                                                     ------------    ------------
NET LOSS ATTRIBUTABLE
  TO COMMON STOCK                                      (2,102,765)       (488,515)
ACCUMULATED DEFICIT, beginning of period               (2,674,701)     (1,815,364)
                                                     ------------    ------------

ACCUMULATED DEFICIT, end of period                   ($ 4,777,466)   ($ 2,303,879)
                                                     ============    ============

NET INCOME (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE:
      Before extraordinary item                            ($0.30)         ($0.05)
      Extraordinary item                                     0.11            0.00
                                                     ------------    ------------
      Net loss                                             ($0.19)         ($0.05)
                                                     ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING                    11,170,969       9,949,904
                                                     ============    ============




        The accompanying notes are an integral part of these statements.

                   OMEGA DEVELOPMENT, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                                  1996          1995
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    ($2,102,765)   ($  398,515)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Write off excess of cost over book value of
         investment in subsidiary                               2,352,098              0
      Depreciation and amortization                               714,192        713,778
      Income Tax Benefit                                                0       (246,000)
      Extraordinary gain on extinguishment of debt             (1,226,243)             0
      Changes in assets and liabilities:
        (Increase) Decrease in accounts receivable                174,760       (177,500)
        (Increase) Decrease in deposits and other assets            3,100         (3,484)
        Increase (decrease) in accounts payable
          and accrued liabilities                                (130,915)        71,467
        Increase (decrease) in due to officers/stockholders        14,744        345,544
                                                              -----------    -----------
        Total adjustments                                       1,901,736        703,805
                                                              -----------    -----------
        Net cash provided by (used in) operating
          activities                                             (201,029)       305,290
                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to real estate                                              0              0
  Disposal of office equipment                                      4,029              0
                                                              -----------    -----------
    Net cash used in investing activities                           4,029              0
                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable                          79,000          5,000
  Proceeds from issuance of common stock                           58,000        126,000
  Payments on notes payable                                             0       (523,326)
  (Increase) decrease in deferred costs                            61,048        (88,648)
                                                              -----------    -----------
    Net cash provided by (used in) financing
      activities                                                  198,048       (480,974)
                                                              -----------    -----------

NET INCREASE (DECREASE) IN CASH                                     1,048       (175,684)

CASH, beginning of period                                              88        177,804
                                                              -----------    -----------
CASH, end of period                                           $     1,136    $     2,120
                                                              ===========    ===========

Cash paid during the period for Interest                      $   740,995    $   896,675
                                                              ===========    ===========

        The accompanying notes are an integral part of these statements.

                    OMEGA DEVELOPMENT, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

                                  (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Omega Development, Inc. ("Omega" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information and a current discussion of the Company's financial status, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995, previously filed.

NOTE B--ORGANIZATION AND DESCRIPTION OF BUSINESS

ORGANIZATION
------------

Omega was incorporated in the State of Nevada on July 15, 1988 under the name of "Lewison Enterprises, Inc." Since then the Company has experienced a series of business consolidations and reorganizations, the most recent of which are discussed below.

The Company's business plan during the first part of the year consisted of operating its sole operating property and development of the Home Partners of America, Inc. ("HPA") business. In June 1995 Omega acquired all of the common stock of HPA, a New Jersey corporation. HPA is a home improvement financing and services corporation. HPA is a development stage company and was to provide home improvement loans that were to be 90% insured by the Federal government under the HUD-FHA Title I Property Improvement Program, and conventional home improvement loans for bank portfolios. Prior to this acquisition, the Company's sole operating asset during 1995 and until September 27, 1996, was the ABB Building, a 142,000 square foot general purpose office building, located in Windsor, Connecticut, a suburb of Hartford. The ABB Building is 100% occupied by one tenant and the Company negotiated a new lease with the tenant in March 1996 and attempted to refinance the debt on the building. However, Omega could not successfully refinance the debt and the bank who held the mortgage on the property instituted foreclosure proceedings, which were consummated on September 27, 1996. Since the ABB Building was the Company's only operating asset, management was additionally forced to cease its development plans in connection with HPA. This risk was discussed fully in Forms 10-QSB for the first and second quarter 1996 and in the December 31, 1995 Form 10-KSB.

The foreclosure on the ABB Building is reflected in the accompanying balance sheet as a reduction of Investments in Real Estate and the elimination of the non-recourse mortage debt, resulting in a gain on the settlement of $1,226,243. The write off of the investment in HPA is also reflected in the accompanying Consolidated Statement of Operations.

The Company's business plan at September 30, 1996 is to seek to acquire or merge with potential businesses that may, in the opinion of management, warrant the Company's involvement. The Company recognizes that as a result of its limited financial, managerial or other resources, the number of suitable potential businesses that may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business in which it participates rather than immediate, short-term earnings.
At the present time, the Company has not chosen the particular area of business in which it proposes to engage.

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------   ---------------------------------------------------------

Plan of Operation
-----------------

As a result of the Company's 1994 reorganization (See "Note B, Organization and Description of Business" above) the Company disposed of substantially all of its operating assets and the mortgage debt related thereto. The Company's business plan during the first part of the year consisted of operating its sole operating property and development of the Home Partners of America, Inc.

("HPA") business. In June 1995 Omega acquired all of the common stock of HPA, a New Jersey corporation. HPA is a home improvement financing and services corporation. HPA is a development stage company and was to provide home improvement loans that were to be 90% insured by the Federal government under the HUD-FHA Title I Property Improvement Program, and conventional home improvement loans for bank portfolios. Generally, these loans would qualify as community reinvestment loans. HPA was also to provide homeowners with technical services including, cost estimates, contractor qualification, subcontracting, home inspections, project supervision and completion certifications. HPA planned to commence its operations in Newark, New Jersey. However, with the loss of the ABB Building through foreclosure (See Note B, above), Management was forced to abandon its plans to pursue development of the HPA business.

The Company's business plan at September 30, 1996 is to seek to acquire or merge with potential businesses that may, in the opinion of Management, warrant the Company's involvement. The Company recognizes that as a result of its limited financial, managerial or other resources, the number of suitable potential businesses that may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business in which it participates rather than immediate, short-term earnings.
In seeking to attain its business objectives, the Company will not restrict its search to any particular industry. At the present time, the Company has not chosen the particular company or area of business in which it proposes to engage.

As a result of the 1994 Reorganization, the Company's overhead was significantly reduced. Prior to the 1994 Reorganization, the Company had 11 employees; after the reorganization the Company had only three employees working with no contractual commitments from much smaller offices. However, after the foreclosure of the ABB Building and the abandonment of the HPA plans, discussed above, the Company has only one employee, no office and the ongoing general and administrative expenses are near zero.

At September 30, 1996, the Company had a significant working capital deficit and suffered a severe cash flow problem. The Company has relied on small equity placements under a private placement memorandum and loans from Directors and a private investor to fund its current overhead. Such equity placements in calendar 1995 totaled $151,000 and through September 30, 1996 totaled $58,000 in calendar 1996. The equity placements are in the form of Units consisting of (i) one share of common Stock; (ii) one common stock purchase warrant, exercisable into one share of Common Stock per warrant until October 31, 1996, at a price of $2.00; and (iii) one common stock purchase warrant, exercisable into one share of Common Stock per warrant until October 31, 1997, at a price of $3.00.
Working capital loans from Directors and a private investor totaled $109,500 in 1995 and $79,000 thus far in 1996. The working capital loans are still currently outstanding and $138,500 is owed to two independent Directors and $50,000 is owed to a private investor as of September 30, 1996. The Company continues to have delinquent accounts payable and has incurred significant accounts payable to officers for accrued salaries and expenses as well as the above described working capital advances to the Company.

As of September 30, 1996, the Company's debts and obligations are as follows:

     Officer and Director loans and expenses    $  357,477
     Private investor loan                          52,082
     Accrued salaries and expenses                 423,378
     Accrued legal and accounting fees              19,000
     Preferred Stock dividend payable              120,000
     Other miscellaneous obligations               304,606
                                                ----------
          Total                                 $1,276,543
                                                ==========

The Company has repayment flexibility with respect to the above debts as there may be additional unexpected delays in its current business plan. Furthermore, the Company is pursuing plans to settle certain of the above obligations through the issuance of common stock. The Company's flexibility with respect to the above debts include the (1) open repayment dates on the Officer and Director loans and expenses and (2) negotiable amortization schedules for the accrued salaries and expenses. Accordingly, the Company does not expect these debts to preclude the Company from pursuing its current business plan.


Three Months Ended September 30, 1996 Compared to Three Months Ended September
------------------------------------------------------------------------------
30, 1995
--------

The net loss, after an extraordinary item, for the three months ended September 30, 1996 was $1,430,382 compared to a net loss of $178,119 for the three months ended September 30, 1995. Generally, the increased net loss for the current quarter is attributable to the loss recognized from writing off the Excess of Cost over Book Value of the Company's investment in HPA ($2,352,098), offset by the extraordinary item of gain ($1,226,243) recognized from the extinguishment of debt on the ABB Building.

Rental income decreased approximately $270,500 (51%) in the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. The reduction in rental income was primarily due to the reduction in rental rates on the Company's ABB Building, which resulted from the recent renegotiation of the tenant's lease on the building.

General and administrative expenses decreased approximately $154,000 (71%) in the third quarter of 1996 as compared to the third quarter of 1995. The reduction is primarily due to a reduction in salary accruals.

Depreciation and amortization expenses decreased approximately $33,400 (12%) in the third quarter of 1996 as compared to the third quarter of 1995.

Interest expense declined approximately $62,600 (19%) in the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. This decline is a result of the recent modification of the financing on the Company's ABB Building, where the lending bank agreed to accept the current rentals received on the ABB Building as interest payment in lieu of actual interest, which amount would be somewhat higher.


No income tax expense or benefit has been recorded for 1996, as a valuation allowance has been provided for the tax effects of the entire net operating loss carry forwards and other net deductible temporary differences.


Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
1995
----

The net loss for the nine months ended September 30, 1996 was $2,102,765 compared to a net loss of $398,515 for the nine months ended September 30, 1995. Generally, the increased net loss for the current nine month period is attributable to the loss recognized in the third quarter of 1996 from writing off the Excess of Cost over Book Value of the Company's investment in HPA ($2,352,098), offset by the extraordinary item of gain ($1,226,243) recognized from the extinguishment of debt on the ABB Building in the third quarter.

Rental income decreased approximately $811,500 (51%) in the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The reduction in rental income was primarily due to the reduction in rental rates on the Company's ABB Building, which resulted from the recent renegotiation of the tenant's lease on the building.

General and administrative expenses decreased approximately $226,450 (43%) in the first nine months of 1996 as compared to the same period of 1995. The reduction is primarily due to a reduction in salary accruals.

Depreciation and amortization expenses only increased approximately $400 in the nine months ended September 30, 1996 as compared to the same period in 1995.

Interest expense declined approximately $252,000 (25%) in the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decline is a result of the recent modification of the financing on the Company's ABB Building, where the lending bank agreed to accept the current rentals received on the ABB Building as interest payment in lieu of actual interest, which amount would be somewhat higher.

No income tax expense or benefit has been recorded for 1996, as a valuation allowance has been provided for the tax effects of the entire net operating loss carry forwards and other net deductible temporary differences.

PART II.  OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS.

               On September 27, 1996, the mortgage lender on the Company's office building in Windsor, CT, completed foreclosure proceedings.

     ITEM 2.   CHANGES IN SECURITIES.

               None.

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

               As of November 7, 1995, there existed a default on the mortgage payment on the Company's office building in Windsor, CT. This default occurred due to the tenant not paying their rent as of November 1, 1995. The Company did not successfully refinance the debt on the building and the bank who held the mortgage on the property instituted foreclosure proceedings. See page 8 herein for further discussion on this matter.

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               None.

     ITEM 5.   OTHER INFORMATION.

               None.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Exhibits.
                    ---------

                    None.

               (b)  Reports on Form 8-K.
                    --------------------

                    No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           OMEGA DEVELOPMENT, INC.
                                           (Registrant)



Date:      January 23, 1998                By:
      --------------------------              ---------------------------
                                           A. Paul Shapansky, President and
                                           Chief Executive Officer, and
                                           Principal Financial Officer