Form 10KSB
period 1996-12-31
OMEGA DEVELOPMENT INC
filed 1998-02-03
CIK 839439

                                  FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.    20549
(Mark One)

   X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
-------
OF 1934 (Fee Required)
     For the fiscal year ended:      DECEMBER 31, 1996
                                     -----------------
_______ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
     For the transition period from             to
                                   -------------  --------------
     Commission file number:         33-34200
                                     --------

                            OMEGA DEVELOPMENT, INC.
             -----------------------------------------------------
                 (Name of small business issuer in its charter)

         Nevada                                            13-3476854
         ------                                            ----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

9422 S. College Pl., Suite 222
Tulsa, OK                                                  74137
------------------------------                             -----
(Address of principal executive offices)                   (Zip Code)

Issuer(s)telephone number: (918)299-3212
                           -------------

                4200 E. Skelly Dr., Suite 150; Tulsa, OK 74135
--------------------------------------------------------------------------------
        (Former name, former address or former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None
                                                               ----

Securities registered under Section 12(g) of the Exchange Act: Common Stock, Par Value, $.001

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes      No  X
        ------  -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ X ]

State Issuer's revenues for its most recent fiscal year.  $940,745.
                                                          --------

State the aggregate market value of the voting stock held by non-affiliates. The Common Stock does not trade on any recognized stock exchange.
-----------------------------------------------------------------

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. 15,000,000 shares of common
                                                  -------------------- ------
stock, $.001 par value, as of March 31, 1997.
---------------------------------------------


                  DOCUMENTS INCORPORATED BY REFERENCE:   NONE

     TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT.  YES      NO  X
                                                        -----   -----

                                  FORM 10-KSB
                            OMEGA DEVELOPMENT, INC.
                                 ANNUAL REPORT
                               DECEMBER 31, 1996

                               Table of Contents

                                     PART I

                                                                           Page
                                                                           ----
Item 1.   Description of Business  . . . . . . . . . . . . . . . . . . . . . 1

Item 2.   Description of Property  . . . . . . . . . . . . . . . . . . . . . 4

Item 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . 5

Item 4.   Submission of Matters to a Vote of
          Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . 5

                                    PART II

Item 5.   Market for Common Equity and Related
          Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . . . 6

Item 6.   Management's Discussion and Analysis or
          Plan of Operation. . . . . . . . . . . . . . . . . . . . . . . . . 7

Item 7.   Financial Statements . . . . . . . . . . . . . . . . . . . . . . . 9

Item 8.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure . . . . . . . . . . . . . .10

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and
          Control Persons, Compliance With Section 16(a)
          of the Exchange Act. . . . . . . . . . . . . . . . . . . . . . . .11

Item 10.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . .12

Item 11.  Security Ownership of Certain Beneficial
          Owners and Management. . . . . . . . . . . . . . . . . . . . . . .13

Item 12.  Certain Relationships and Related Transactions . . . . . . . . . .15

Item 13.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .16

                                      (i)

                            OMEGA DEVELOPMENT, INC.
                                 ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS
-----------------------------------

General
-------

Omega Development, Inc. ("Omega" or "the Company") was incorporated in the State of Nevada on July 15, 1988 under the name of "Lewison Enterprises, Inc." Since then the Company has experienced a series of business consolidations and reorganizations, the most recent of which are discussed below. At present, the Company has no ongoing business operations.

Omega's business plan during the first three quarters of 1996 consisted of operating its sole operating property and development of the Home Partners of America, Inc. business. In June 1995, Omega Development, Inc., acquired all of the common stock of Home Partners of America, Inc. ("HPA"), a New Jersey corporation. Home Partners of America is a home improvement financing and services corporation. HPA is a development stage company and was to provide home improvement loans that were to be 90% insured by the Federal government under the HUD-FHA Title I Property Improvement Program, and conventional home improvement loans for bank portfolios. Prior to this acquisition, the Company's sole operating asset since the 1994 Reorganization described below, was the ABB Building, a 142,000 square foot general purpose office building, located in Windsor, Connecticut, a suburb of Hartford. The ABB Building is 100% occupied by one tenant. The Company negotiated a new lease with the tenant in March 1996 and attempted to refinance the debt on the building (See "Item 2. -Description of Property"). However, the Company was not successful and the bank that held the mortgage on the property instituted foreclosure proceedings, which were consummated on September 27, 1996. Since the ABB Building was the Company's only operating asset, management was additionally forced to cease its development plans in connection with HPA.

Prior to its 1994 Reorganization, described below, Omega developed, owned and operated commercial real estate properties throughout the U.S. These properties consisted primarily of community shopping centers that were each anchored by one or more large, national retailers. The properties were leased to a variety of tenants under operating leases. The lease terms ranged from less than one year for certain small tenants to twenty and twenty-five years for the majority of the anchor tenants. Immediately prior to the 1994 Reorganization, the Company owned and operated five shopping centers, one office building and had one shopping center under expansion.

1994 Reorganization
-------------------

On December 22, 1994, two shareholder groups of the Company closed a transaction pursuant to a Plan and Agreement of Reorganization. Shareholders holding 7,617,438 shares of the outstanding stock of the Company exchanged those shares for all the Company's stock in a wholly-owned subsidiary, Omega Development Corp. Other shareholders acquired 7,617,438 shares of common stock from the Company in exchange for prior indebtedness in the principal amount of $545,000. This effectively resulted in the Company no longer owning or participating in the management of its existing retail shopping centers or being liable for any underlying debt of those shopping centers. The Company retained ownership of one office building together with the nonrecourse mortgage debt related to the office building, an executive aircraft and some miscellaneous office furniture.

Acquisition of Home Partners of America, Inc.
---------------------------------------------

In a transaction consummated June 21, 1995, Omega acquired all of the common stock of Home Partners of America, Inc., a New Jersey corporation. HPA is in the home improvement financing and services business. HPA was to provide home improvement loans that were 90% insured by the Federal government under the HUD-FHA Title I Property Improvement Program, and conventional home improvement loans for bank portfolios. Generally, these loans would qualify as community reinvestment loans. HPA was also to provide homeowners with technical services including, home inspections, cost estimates, contractor qualification, subcontracting, project supervision and completion certifications. However, as discussed above, management was forced to cease its development plans in connection with HPA. In December 1996, the HPA subsidiary was sold to the principal shareholder of the Company for a nominal amount.

Immediately prior to the execution of the Stock Purchase/Exchange Agreement, the total issued and outstanding capital stock of HPA was 2,500 shares of common stock (the "HPA Shares"). The HPA Shares were owned 50% by the previous President of HPA, 33.32% by RAS Investment Banking Group, a New York partnership, and 16.68% by J. Tabs Investment, an investment club composed of five individuals. The purchase price was paid by the issuance and exchange at closing of (i) 400,000 shares of newly issued Series C $5.00 par value ($2,000,000 stated value) convertible preferred stock of Omega which was allocated among the sellers in the same percentage amounts corresponding to their percentage ownership of the HPA Shares set forth above, and (ii) 1,600,000 newly issued shares of Common Stock of Omega to RAS Investment Banking Group. The 400,000 shares of Series C convertible preferred stock is convertible into 666,667 shares of Common Stock of Omega ($3.00 per common share conversion price), subject to certain anti-dilution adjustments, i.e. if the Company issues common stock for less than $3.00 per share prior to the time the Series C preferred stock is converted into common stock, the conversion price is adjusted accordingly.

Plan of Operation
-----------------

The Company's business plan at December 31, 1996 is to seek to acquire or merge with potential businesses that may, in the opinion of management, warrant the Company's involvement. The Company recognizes that as a result of its limited financial, managerial or other resources, the number of suitable potential businesses that may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business in which it participates rather than immediate, short-term earnings.
As of December 2, 1997, the Company entered into a Stock Exchange Agreement and Plan of Reorganization to acquire Heater Specialists, Inc. and Primenergy, Inc. See footnote 10, Subsequent Event, to the Financial Statements following on page F-11.

Risks
-----

With regard to its real estate activities prior to the 1994 Reorganization, the Company was subject to all of the risks and hazards typically associated with the development, ownership and operation of commercial real estate properties. During 1995 and through September 1996, the Company had no existing business other than an interest in an office building in Windsor, Connecticut. (See "Description of Property" below.) During 1995, one hundred percent of the revenue from this property was currently being applied to principal and interest on the non-recourse debt related to the property and no cash flow from the property was available to fund the Company's operations. Accordingly, the Company's primary risks were finding a suitable acquisition candidate and funding its cash requirements prior to an acquisition. Additionally, the office building is occupied by one tenant, thus the Company faced the risk that the tenant would not renew the lease when it expired in October 1997. These risks were minimized somewhat as the Company negotiated a new lease with the tenant of the office building in March 1996, however as discussed below, the Company was not successful in refinancing the debt on the building and the bank who held the mortgage on the property instituted foreclosure proceedings. (See Item 2. Description of Property, below.) Additionally, as discussed above, the Company acquired HPA and expected to develop the business once adequate funding was obtained. Additional risks and uncertainties regarding this new business would be typical of almost any new venture and would include availability of continued financing, obtaining customers, retaining employees and maintaining appropriate regulatory certifications.

At December 31, 1995 there was $174,660 due as accounts receivable from the tenant in the office building. (See Item 2. Description of Property, below.) Such amount was subsequently paid in March 1996 in connection with the refinancing of the office building. In 1996 and 1995 one tenant (ABB C-E Services, Inc.) accounted for 100% of the Company's rental income.

Employees
---------

As of December 31, 1996, the Company employed 1 person.

ITEM 2.     DESCRIPTION OF PROPERTY
-----------------------------------

As of December 31, 1996, the Company neither owned nor leased any property. During 1995 and until September 27, 1996, the Company's sole operating asset was a 100% interest in the Omega-Hartford Limited Partnership, which owns the ABB Building, a 142,000 square foot office building. In a transaction consummated in March 1996, the Company executed an extension of the lease on the building with the tenant through September 2002. However, Omega could not successfully refinance the debt and the bank who held the mortgage on the property instituted foreclosure proceedings, which were consummated on September 27, 1996.

The building is a three story general purpose office building located in Windsor, Connecticut, a suburb of Hartford. The ABB Building is currently, and has been since its original construction in 1990, 100% occupied by ABB C-E Services, Inc., a division of ABB Asea Brown Boveri Ltd. ("ABB"). ABB is a global company serving electric power generation transmission and distribution, industrial and building systems, and rail transportation customers. ABB is headquartered in Zurich, Switzerland.

At December 31, 1995, the ABB Building was subject to non-recourse mortgage debt, held by Fleet Bank N.A., incurred in connection with its construction. The mortgage debt bore interest at 9.36% and had an outstanding principal balance at December 31, 1995 of approximately $13,584,000, which was due to mature on October 1, 1997. 100% of the property's net cash flow was pledged to monthly payments to service the mortgage debt. The net book value of the property was $12,836,153 at December 31, 1995.

In June 1996, the Company reached an agreement with Fleet Bank to extinguish the old debt and allow the Company to refinance the property with another lender, in connection with a renewed lease agreement with the tenant of the building. The bank agreed to: (i) settle past due interest on the note (from November 1, 1995 to the new loan closing date) in an amount equivalent to the rate of the new monthly rent charged to the tenant on the property, (ii) by August 15, 1996, Omega must pay Fleet Bank $6,670,000 cash and deliver a note payable for $500,000 in settlement of the outstanding debt, (iii) the bank must approve a future sale of the property to a third party.

It was management's intent to close the loan to refinance the ABB Building by mid-August 1996. In order to protect itself, Fleet Bank instituted foreclosure proceedings on the building in August 1996, however they voluntarily delayed the "law date" (the date title would pass) sufficiently to allow the described refinancing to occur. The Company's refinancing plan was not consummated and on September 27, 1996 the bank completed their foreclosure proceedings and assumed title to the building.

The old lease on the ABB Building was due to expire in October 1997 and 100% of the rental income was being applied to the outstanding loan on the building. In a transaction consummated in March 1996, the Company negotiated a lease renewal with the sole tenant, ABB C-E Services, who occupies 100% of the available space of the ABB Building. The new lease was effective November 1, 1995 for a period of approximately seven years. The new lease is a so called "triple net" lease where the tenant pays for taxes, insurance, maintenance and operating costs on the building. Annual rentals from the new lease are approximately $1,048,000 for the first two years and $958,500 per year for the remaining five years. The new lease expires September 30, 2002 and contains two five year renewal options. In connection with the new lease agreement, as of November 1, 1995, the tenant assigned its five percent interest in the Omega-Hartford Limited Partnership to the Company and agreed there were no outstanding claims, offsets, disputes or liabilities owed by either party to the other. There is no significant undeveloped property surrounding the office building, thus there are no plans for improvement. In the opinion of management of the Company, the office building was adequately covered by insurance.

The Company's executive offices are located in Tulsa, Oklahoma, and until October 1996, occupied an operating lease covering approximately 1,900 square feet, which was scheduled to expire in July 1998. The annual rent for these offices was approximately $23,800. In October 1996, the Company found other tenants for its office space and the landlord cancelled its lease.

ITEM 3.     LEGAL PROCEEDINGS
-----------------------------

A former employee of the Company's subsidiary, HPA, sued the Company in March 1996 for unpaid wages and other claims related to loan advances to another former employee of the Company. In November 1997, the Company agreed with the former employee to settle the lawsuit following an arbitration hearing for the payment of $12,000 in exchange for a full release of all claims by the former employee.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------------

There were no matters submitted to the Company's stockholders during the fourth quarter of the fiscal year ended December 31, 1996.

                                    PART II


ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------

To date there has been no significant public market for the Company's Common Stock. In light of the Company's lack of business operations or properties as of December 31, 1996, it is unlikely its Common Stock had any value other than a nominal value. Of the 15,000,000 shares of the Company's common stock presently outstanding, approximately 14,252,130 shares or 95.0% are "restricted securities," as the SEC's rules and regulations define such term. The holders of these restricted shares may not sell them in the public market unless they are first registered for sale under the Act, or are sold in compliance with Rule 144 under the Act. The "float" of the Company's Common Stock available for trading in the public market does not exceed 747,870 shares (5.0%). The holders of approximately 8,784,564 shares are "affiliates," as defined by the Act (See "Item 11. - Security Ownership of Certain Beneficial Owners and Management," following).

In connection with the acquisition of HPA, the sellers received demand and "piggyback" registration rights for the Common Stock exchanged and for the Common Stock into which the Series C Preferred Stock is convertible (See "Item
1. - Description of Business, Acquisition of Home Partners of America, Inc."). Additionally, under the terms of a private offering under which 209,000 shares of Common Stock have been sold, the investors were offered registration rights within six months after the closing date of the offering.

As described in the previous paragraph, approximately 14,252,130 shares of the Company's Common Stock which are currently outstanding are "restricted" securities, as Rule 144 promulgated under the Act defines that term. In the future, the holders of these shares may sell them in compliance with Rule 144. Generally under Rule 144, a person holding restricted securities for a period of at least one year may, if there is adequate public information available concerning the Company, every three months sell in ordinary brokerage transactions or transactions with a market maker an amount equal to the greater of (i) 1% of the Company's then outstanding stock, or (ii) the average weekly volume of sales during the four calendar weeks preceding the sale. After two years have elapsed, a person who is not an affiliate of the Company may sell an
                                    ---
unlimited amount of the restricted securities. Under Rule 144, however, affiliates of the Company are subject to these volume limitations as long as they are affiliated with the Company and for a period of at least three months after their affiliation ends, regardless of the length of the holding period. Sales under Rule 144 may, in the future, tend to depress the market price of the Company's securities should a public market develop. Subject to compliance with other provisions of Rule 144, most of these restricted securities will not be subject for resale in the public market until December 15, 1998 (under the two year hold rule that was in effect on December 31, 1996).

At March 31, 1997, there were approximately 580 record holders of the Company's Common Stock. The Company has not paid any cash dividends on shares of its Common Stock since its inception and currently intends to retain earnings in the future for the Company's operations and expansion of its business.

ITEM 6.     MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
---------------------------------------------------------------------

                               PLAN OF OPERATION
                               -----------------

As a result of the Company's 1994 Reorganization, the Company disposed of substantially all of its operating assets and the mortgage debt related thereto. The Company's business plan during the first three quarters of the year consisted of operating its sole operating property and development of the Home Partners of America, Inc. ("HPA") business. In June 1995 Omega acquired all of the common stock of HPA, a New Jersey corporation. HPA is a home improvement financing and services corporation. HPA is a development stage company and was to provide home improvement loans that were to be 90% insured by the Federal government under the HUD-FHA Title I Property Improvement Program, and conventional home improvement loans for bank portfolios. Generally, these loans would qualify as community reinvestment loans. HPA was also to provide homeowners with technical services including, cost estimates, contractor qualification, subcontracting, home inspections, project supervision and completion certifications. HPA planned to commence its operations in Newark, New Jersey. However, with the loss of the ABB Building through foreclosure (See
Item 1, Description of Business, above), management was forced to abandon its plans to pursue development of the HPA business. In December 1996, the HPA subsidiary was sold to the principal shareholder of the Company for a nominal amount.

The Company's business plan at December 31, 1996 is to seek to acquire or merge with potential businesses that may, in the opinion of management, warrant the Company's involvement. The Company recognizes that as a result of its limited financial, managerial or other resources, the number of suitable potential businesses that may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business in which it participates rather than immediate, short-term earnings.
In seeking to attain its business objectives, the Company will not restrict its search to any particular industry. As of December 2, 1997, the Company entered into a Stock Exchange Agreement and Plan of Reorganization to acquire Heater Specialists, Inc. and Primenergy, Inc. See footnote 10, Subsequent Event, to the Financial Statements following on page F-11.

As a result of the 1994 Reorganization, the Company's overhead was significantly reduced. Prior to the 1994 Reorganization, the Company had 11 employees; after the reorganization the Company had only three employees working with no contractual commitments from much smaller offices. However, after the foreclosure of the ABB Building and the abandonment of the HPA plans, discussed above, the Company has only one employee, no office and the on going general and administrative expenses are near zero.

Immediately prior to year-end, the Company had a significant working capital deficit and suffered a severe cash flow problem. The Company has relied on small equity placements under a private placement memorandum and loans from Directors and a private investor to fund its current overhead. Such equity placements in calendar 1995 totaled $151,000 and totaled $58,000 in calendar 1996. The equity placements are in the form of Units consisting of (i) one share of common Stock; (ii) one common stock purchase warrant, exercisable into one share of Common Stock per warrant until October 31, 1996, at a price of $2.00; and (iii) one common stock purchase warrant, exercisable into one share of Common Stock per warrant until October 31, 1997, at a price of $3.00.
Working capital loans from Directors and a private investor totaled $109,500 in 1995 and $79,000 in 1996. In connection with the working capital loans in 1996, the Company issued a total of 30,000 shares of Common Stock.

In December 1996, management reached an agreement with many of its creditors and the holders of the Preferred Stock whereby they would convert their respective liabilities and Preferred Stock to shares of the Company's Common Stock. In total, $1,061,666 of accounts payables and accrued liabilities were converted to 3,132,583 shares of Common Stock. The Preferred Stock was converted into 666,667 shares of Common Stock in accordance with a previous agreement.


              RESULTS OF OPERATIONS - FISCAL 1996 VS. FISCAL 1995
              ---------------------------------------------------

The net loss for the year ended December 31, 1996 was $1,939,706 compared to a net loss of $839,337 for the year ended December 31, 1995. Generally, the increased net loss for the current year is attributable to the loss recognized in the third quarter of 1996 from writing off the Excess of Cost Over Book Value of Investment in Subsidiary ($2,352,098), offset by the extraordinary item of gain ($1,226,243) recognized from the extinguishment of debt on the ABB Building in the third quarter.

Rental income decreased approximately $986,200 (56%) in the year ended December 31, 1996 as compared to the year ended December 31, 1995. The reduction in rental income was primarily due to the reduction in rental rates on the Company's ABB Building, which resulted from the recent renegotiation of the tenant's lease on the building.

The gain on sale of subsidiary of $153,775 resulted from the sale of the HPA subsidiary to the principal shareholder of the Company. The gain related to the assumption of liabilities in excess of assets of HPA by the principal shareholder.

General and administrative expenses decreased approximately $424,900 (60%) in the current year as compared to the prior year. The reduction is primarily due to a reduction in salary accruals and a general winding down of the business in October 1996.

Depreciation and amortization expenses decreased approximately $269,400 (27%) in 1996 as compared to 1995. This decrease is primarily attributable to the bank foreclosure on the ABB Building in September 1996, whereby no depreciation was taken on the building in the last quarter of 1996.

Interest expense declined approximately $471,600 (38%) in the year ended December 31, 1996 as compared to the year ended December 31, 1995. This decline is a result of the modification of the financing on the Company's ABB Building, where the current lending bank agreed to accept the current rentals as interest payment in lieu of actual interest, which amount would be somewhat higher. Additionally, no interest was incurred in the last quarter of 1996 due to the bank foreclosure on the ABB Building.

No income tax expense or benefit has been recorded for 1996, as a valuation allowance has been provided for the tax effects of the entire net operating loss carry forwards and other net deductible temporary differences.


Some of the information in this report constitutes "forward looking" statements within Omega's interpretation of the Private Securities Litigation Reform Act of 1995. Although Omega believes its expectations are based on reasonable assumptions within the bounds of its knowledge of its businesses, there is no assurance these transactions and financial goals will be achieved. Factors that could cause actual results to differ from those in forward looking statements, or used as a basis for forward looking statements, include the success in the Company's plan to acquire or merge with potential businesses that may warrant the Company's business.



ITEM 7.     FINANCIAL STATEMENTS
--------------------------------

The information required by this Item begins at page F-1 following page 19 hereof.

ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
---------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

At a meeting held on August 15, 1995, the Board of Directors of the Company approved the engagement of Ernst & Young LLP as its independent auditors for the fiscal year ending December 31, 1995, to replace the firm of Arthur Andersen LLP, who were dismissed as auditors of the Company effective August 15, 1995.

The reports of Arthur Andersen LLP on the Company's financial statements for 1994 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit of the Company's financial statements for the year ended December 31, 1994, and in the subsequent interim period, there were no disagreements with Arthur Andersen LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Arthur Andersen LLP would have caused Arthur Andersen LLP to make reference to the matter in their report.

The Company requested Arthur Andersen LLP to furnish it a letter addressed to the Commission stating whether it agrees with the above statements. A copy of that letter, dated August 17, 1995, was filed as Exhibit 1 to the Registrant's Form 8-K dated August 15, 1995, with the Commission.

                                    PART III



ITEM 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS,
-------------------------------------------------------------------------
COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-------------------------------------------------


DIRECTORS AND EXECUTIVE OFFICERS

The directors and executive officers of the Company are as follows. The Company expects that these persons will serve in these offices until the next annual meeting or until their respective successors are elected and qualified:


   Name                   Age                            Position
--------------------    -------                ----------------------------
A. Paul Shapansky         47               Chairman of the Board, President
                                            and Chief Executive Officer and
                                            Principal Financial Officer

Herbert Maxwell           76               Director



A. Paul Shapansky.  Mr. Shapansky joined the Company in January 1994 as Chief
------------------
Operating Officer and was appointed Chairman, President and Chief Executive Officer in December 1994 in connection with the 1994 Reorganization. He has served as a financial consultant to the Company through his investment banking firm, A.G. Group Inc., since March 1993 and was responsible for the combination with Lewison Enterprises, Inc. and Omega Development Corp. in July 1993, arranging new funding for the Company's operations and the 1994 Reorganization in December 1994. Mr. Shapansky has been President and owner of A.G. Group Inc., an investment banking firm, since 1988. From September 1996 to September 1997, Mr. Shapansky was a Financial Advisor for Prudential Securities, Inc. Previously, Mr. Shapansky was President of Struthers Industries, Inc. (SIR-
AMEX), a company in the aerospace industry, from May 1991 to January 1992 where he arranged for Struthers to purchase Peacock Aerospace from Nortek, Inc. for $5.4 million and listed Struthers on the American Stock Exchange in December 1991. He was formerly Vice-President Finance, Secretary and a Director of C.I.S. Technologies, Inc. (CISI-NASDAQ National Market System) from January 1985 to January 1988 where he completed equity financing for C.I.S. of more than $35 million for its startup in the health care industry. Mr. Shapansky has a Bachelor of Commerce (Honours) degree in Actuarial Mathematics and Finance, from the University of Manitoba in Winnipeg, Canada.

Herbert Maxwell. Mr. Maxwell has been a director of the Company since December
---------------
1994. He has been self-employed as a crisis management consultant and investor for over 20 years. Mr. Maxwell resides in the Manhattan district of New York City and also serves as President and a director for Zachary Ventures, Inc. and is a director on numerous other private companies.


The Company's directors are elected for one year terms and hold office until their successors are elected. The number of directors serving on the Board is three. The Company's officers are elected annually by the Board of Directors.



COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's common stock, to report their initial ownership of the common stock and any subsequent changes in that ownership to the SEC and to furnish the Company with a copy of each such report. SEC regulations impose specific due dates for such reports, and the Company is required to disclose any failure to file by these dates.

To the Company's knowledge, based solely on the review of the copies of such reports furnished to the Company, during and with respect to fiscal 1996, all
Section 16(a) filing requirements applicable to its officers, directors and more than ten percent stockholders were complied with.



ITEM 10.     EXECUTIVE COMPENSATION
-----------------------------------

SUMMARY COMPENSATION TABLE
--------------------------

The following table summarizes compensation for services to Omega in all capacities awarded to, earned by or paid to Omega's chief executive officer for the fiscal year ended December 31, 1996. No other executive officer of Omega met the definition of "highly compensated" within the meaning of the Securities and Exchange Commission's executive compensation disclosure rules.


Name and                                                     All Other
Principal Position      Year    Salary($)        Bonus       Compensation
--------------------    ----    ---------      ---------     ------------
A. Paul Shapansky       1996    $97,000 (A)        $0            $0
President, Chief
Executive Officer
and Chairman

   (A) Although Mr. Shapansky's salary was accrued and not paid in cash to him in 1996, in accordance with applicable regulations of the SEC, the amounts are disclosed as "earned" in the fiscal year.

Stock Options
-------------

The Company has never had an employee stock option or other plan under which cash, stock, restricted stock, phantom stock, stock options, stock appreciation rights, warrants, convertible securities, performance units and performance shares, or similar instruments may be awarded.

Compensation Of Directors
-------------------------

Directors receive no additional compensation for service on the Board of Directors or any committee thereof. All Directors are reimbursed by the Company for out-of-pocket expenses incurred by them in connection with their service on the Board of Directors and any committee thereof.



ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
---------------------------------------------------------------------------

Changes in Control of Registrant
--------------------------------

On December 22, 1994, two shareholder groups of the Company closed a transaction pursuant to a Plan and Agreement of Reorganization ("1994 Reorganization"). Shareholders holding 7,617,438 shares of the outstanding stock of the Company exchanged those shares for all the Company's stock in a wholly-owned subsidiary, Omega Development Corp. Other shareholders acquired 7,617,438 shares of common stock from the Company in exchange for prior indebtedness in the principal amount of $545,000.

The 1994 Reorganization resulted in a change of control of the Company. Prior to the transaction, P. Thomas Mann, the Peter Allen Dysert Trust and Kirby J. Bourgeois owned in the aggregate 6,963,738 shares or approximately 74.8% of the outstanding common stock. After the transaction, A. Paul Shapansky owned approximately 6,417,800 shares (or 68.9%) of the common stock.

Principal Shareholders - Common Stock
-------------------------------------

The following table shows the number of shares of Common Stock of the Company beneficially owned, as of March 15, 1997, by (i) the persons known to the Company to be the beneficial owners of more than five percent (5%) of the outstanding shares, (ii) each of the directors of the Company, (iii) the Company's Chief Executive Officer, and (iv) by all executive officers and directors of the Company as a group, as follows:

Name and Address of                   Number of Shares      Percentage  of
Beneficial Owner                     Beneficially Owned   Outstanding Shares
----------------                     ------------------   ------------------
A. Paul Shapansky                          7,352,429 (1)        49.0%
9422 S. College Pl.
Suite 222
Tulsa, OK  74137

Herbert Maxwell                            1,432,135             9.6%
1501 Broadway
Suite 1807
New York, NY  10036

Dennis W. Rendflesh                        1,675,141 (2)        11.2%
508 Whiston Pl.
Edmonton, Alberta
Canada T6M2C6

RAS Investment Banking Group               1,600,000            10.7%
2 Broadway
New York, NY  10004-2801

All Executive Officers and                 8,784,564            58.6%
 Directors as a group (2 persons)

     (1) Of these shares, 1,830,000 shares are held by Investors LLC No. 1, of which Mr. Shapansky is the Manager and Controlling Member, 1,000,000 shares are held in trust by Mr. Shapansky's wife and 200,000 shares are held in trust for Mr. Shapansky's minor children.

     (2) Of these shares, 200,000 shares are held in trust by Mr. Rendflesh's wife and 30,000 shares are held in trust for Mr. Rendflesh's minor children.

Preferred Stock
---------------

In November 1993, the Company issued 400,000 shares of $5.00 par value Series B Preferred Stock to Aviation Specialists, Inc. in connection with the acquisition of an aircraft. The Preferred Stock paid a dividend of $.30 per share per year, payable monthly and was convertible at the option of the holder to Common Stock of Omega, at a ratio of one share of Preferred Stock for one share of Common Stock. The Preferred Stock was also callable, at the option of Omega, at a call price of $5.00 per share. Additionally, Omega could, at its option, redeem the Preferred Stock at any time by transferring the aircraft back to the seller and issuing 50,000 shares of its Common Stock to the seller. In the last quarter of 1995 the Series B Preferred Stock was redeemed and canceled and the plane was transferred back to the seller for 50,000 shares of Common Stock and an agreement to pay the seller $120,000 in accrued Preferred Stock dividends. In December 1996, the accrued Preferred Stock dividends were converted to Common Stock by agreement.

In connection with the acquisition of HPA in June 1995, the Company exchanged 400,000 shares of newly issued Series C $5.00 par value convertible Preferred Stock of Omega in partial payment of the purchase price for HPA. The 400,000 shares of Series C convertible Preferred Stock is convertible into 666,667 shares of Common Stock of Omega, subject to certain anti-dilution adjustments (See "Item 1. - Description of Business, Acquisition of Home Partners of America, Inc."). In December 1996, the Preferred Stock was converted into 666,667 shares of Common Stock by agreement.


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-----------------------------------------------------------

Issuance of Shares to Directors
-------------------------------

Herbert Maxwell, a director of the Company, was issued 912,500 shares in December 1994 in connection with the 1994 Reorganization and 10,000 shares in March 1996 in connection with a working capital loan. Mr. Maxwell also received 90,466 shares in December 1996 in connection with the conversion of liabilities to Common Stock. A. Paul Shapansky was issued 50,000 shares in January 1994 in connection with working capital loans Mr. Shapansky made to the Company. He was also issued 150,000 shares in January 1994 as a part of a compensation agreement for serving as Chief Operating Officer for the Company and was issued 6,000,688 shares in December 1994 in connection with the 1994 Reorganization. Mr. Shapansky also received 1,056,146 shares in December 1996 in connection with the conversion of liabilities to Common Stock.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K
---------------------------------------------

(a)  Exhibits

     The following documents are included as exhibits to this Form 10-KSB.
     Those exhibits below incorporated by reference herein are indicated as such by the information supplied in the parenthetical thereafter. If no parenthetical appears after an exhibit, such exhibit is filed herewith.

Exhibits
--------

2.1 Agreement and Plan of Reorganization by and between Lewison Enterprises, Inc., Omega Development Corp. and the shareholders of Omega Development Corp. dated July 13, 1993 (Filed as Exhibit 2.1 to the Form 8-K dated July 23, 1993, previously filed with the Commission, File No. 33-34200).

2.2 Plan and Agreement of Reorganization by and among Omega Development Inc., Omega Development Corporation, P. Thomas Mann, Peter Allen Dysert, the Peter Allen Dysert Trust UTI dated July 13, 1983, Kirby J. Bourgeois, Toklan Oil & Gas Corporation, Stephen M. King Properties, Inc., A. Paul Shapansky and Omega Investors L.L.C. No. 1 consummated on December 22, 1994 (Filed as Exhibit 2.1 to the Form 8-K dated December 22, 1994, previously filed with the Commission, File No. 33-34200).

2.3 Stock Purchase/Exchange Agreement by and among Home Partners of America, Inc., RAS Investment Banking Group, J. Tabs Investment and Michael Coleman and Omega Development, Inc. dated June 2, 1995 (Filed as Exhibit 2.1 to the Form 8-K dated June 21, 1995, previously filed with the Commission, File No. 33-34200).

3.1 (a) Articles of Incorporation of Lewison Enterprises, Inc. filed with the Secretary of State of Nevada July 14, 1988 (incorporated by reference to Registration Statement on Form S-1, File Number 33-34200, of Lewison Enterprises, Inc.);

     (b) Amendment to Articles of Incorporation of the Company, as filed with the Secretary of State of Nevada on September 22, 1989 (incorporated by reference to Form 10-K of the Company [then known as The Postal Group, Inc.] for year ended December 31, 1989);

     (c) Amendment to Articles of Incorporation of the Company filed with the Secretary of State of Nevada on October 27, 1992 (incorporated by reference to Form 10-KSB of the Company for the year ended December 31, 1992);

     (d) Amendment to Articles of Incorporation of the Company filed with the Secretary of State of Nevada on January 19, 1994 (incorporated by reference to Form 10-KSB of the Company for the year ended December 31, 1993).

3.2 Bylaws of the Company (incorporated by reference to Registration Statement on Form S-1, File Number 33-34200, previously filed with the Commission).

4.1 Specimen Form of Certificate for Common Stock (incorporated by reference to Registration Statement of Form S-1, File Number 33-34200, previously filed with the Commission).

4.2 Board of Directors Action dated November 8, 1993, designating preferences of Class B Preferred Stock, pursuant to authority in Certificate of Amendment of Exhibit 3.1(c) above (incorporated by reference to Form 10-KSB of the Company for the year ended December 31, 1993).

4.3 Specimen Form of Certificate for Preferred Stock (incorporated by reference to Form 10-KSB of the Company for the year ended December 31, 1993).

10.1 Agreement and plan of Reorganization dated June 15, 1989 among the Company, Mail-it-Quik, Inc., and the shareholders of Mail-it-Quik, Inc. (incorporated by reference to Form 8-K dated June 30, 1989).

10.2 Rescission and revocation of Agreement and Plan of Reorganization (incorporated by reference to Form 8-K dated December 31, 1990).

10.3 Agreement and Plan of Reorganization by and between Lewison Enterprises, Inc., Omega Development Corp. and the shareholders of Omega Development Corp. dated July 13, 1993 (incorporated by reference to Form 8-K dated July 23, 1993).

10.4 HPA Stock Purchase Abreement by and between Omega Development, Inc. and Omega Investors LLC #1, effective December 15, 1996. (Included herewith.)

16.1 Letter dated August 17, 1995, issued by Arthur Andersen LLP addressing Registrant disclosures in Form 8-K reporting a change in auditors (Filed as Exhibit 1 to the Form 8-K dated August 15, 1995, previously filed with the Commission, File No. 33-34200).



     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed with the Securities and Exchange Commission during the last quarter of fiscal 1996.

                                  SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    OMEGA DEVELOPMENT, INC.



Date: January 28th, 1998             By: /s/ A. Paul Shapansky
                                        ---------------------
                                    A. Paul Shapansky
                                    Chairman of the Board, President
                                    and Chief Executive Officer and
                                    Principal Financial Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     Signature                          Title                      Date
-----------------------         ---------------------        ----------------



/s/ A. Paul Shapansky           Chairman of the Board,       January 28th, 1998
---------------------            President and Chief
A. Paul Shapansky                Executive Officer and
                                 Principal Financial Officer



/s/ Herbert Maxwell             Director                     January 28th, 1998
---------------------
Herbert Maxwell

                    OMEGA DEVELOPMENT, INC. AND SUBSIDIARIES


                       CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1996 AND 1995

                 WITH REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of Omega Development, Inc.:


We have audited the accompanying consolidated balance sheet of Omega Development, Inc. and subsidiaries as of December 31, 1996 and the related statements of operations and accumulated deficit, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Omega Development, Inc. and subsidiaries as of December 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Omega Development, Inc. and subsidiaries will continue as a going concern. The Company has incurred recurring operating losses and has a working capital deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the Company's future operations are described in the accompanying notes. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                          /s/ Ernst & Young LLP


Tulsa, Oklahoma
January 9, 1998

                    OMEGA DEVELOPMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                    December 31,
                           ASSETS                                      1996
                                                                    -----------
CURRENT ASSETS:
    Cash                                                            $       120
    Prepaid expenses                                                      5,622
                                                                    -----------
        Total current assets                                              5,742

OFFICE EQUIPMENT, at cost net of accumulated depreciation
   of $13,059 in 1996                                                    26,669
                                                                    -----------

TOTAL ASSETS                                                        $    32,411
                                                                    ===========





               LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                         $    46,604


COMMITMENTS AND CONTINGENCIES (Note 8)                                       --


STOCKHOLDERS' DEFICIT:
   Common Stock, $0.001 par value; 25,000,000 shares authorized;
      15,000,000 shares issued and outstanding                           15,000
   Additional Paid in Capital                                         4,585,214
   Accumulated Deficit                                               (4,614,407)
                                                                    -----------
      Total Stockholders' Deficit                                       (14,193)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $    32,411
                                                                    ===========








        The accompanying notes are an integral part of these statements.

                    OMEGA DEVELOPMENT, INC. AND SUBSIDIARIES

   CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT


                                                             December 31,
                                                        1996            1995
                                                    ------------    ------------
REVENUES:
   Rental income                                    $    785,970    $  1,772,160
   Gain on sale of subsidiary                            153,775              --
   Other income                                            1,000           3,000
                                                    ------------    ------------
      Total revenues                                     940,745       1,775,160

EXPENSES:
   General and administrative                            284,278         709,185
   Depreciation and amortization                         715,671         985,092
   Interest                                              754,647       1,226,220
   Write off excess of cost over book value
      of investment in subsidiary                      2,352,098              --
                                                    ------------    ------------
      Total operating expenses                         4,106,694       2,920,497
                                                    ------------    ------------
NET LOSS BEFORE INCOME TAXES                          (3,165,949)     (1,145,337)

INCOME TAX BENEFIT                                            --         306,000
                                                    ------------    ------------
NET LOSS BEFORE EXTRAORDINARY ITEM                    (3,165,949)       (839,337)

EXTRAORDINARY ITEM
   Gain on extinguishment of debt                      1,226,243              --
                                                    ------------    ------------

NET LOSS                                              (1,939,706)       (839,337)

DIVIDENDS ON PREFERRED STOCK                                  --         (20,000)
                                                    ------------    ------------
NET LOSS ATTRIBUTABLE TO
   COMMON STOCK                                       (1,939,706)       (859,337)
ACCUMULATED DEFICIT, beginning of period              (2,674,701)     (1,815,364)
                                                    ------------    ------------

ACCUMULATED DEFICIT, end of period                  ($ 4,614,407)   ($ 2,674,701)
                                                    ============    ============

NET INCOME (LOSS) PER COMMON SHARE:
      Loss before extraordinary item                ($      0.28)   ($      0.08)
      Extraordinary gain                                    0.11              --
                                                    ------------    ------------
      Net loss                                      ($      0.17)   ($      0.08)
                                                    ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING                   11,178,455      10,238,621
                                                    ============    ============

        The accompanying notes are an integral part of these statements.

                    OMEGA DEVELOPMENT, INC. AND SUBSIDIARIES

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                      Preferred                    Common
                                                                       Shares     Preferred        Shares
                                                                    Outstanding     Stock       Outstanding
                                                                    ----------    ----------    ----------

BALANCE, DECEMBER 31, 1994                                             400,000     2,000,000     9,311,750
  Issuance of preferred and common stock for acquisition of
    HPA (Note 3)                                                       400,000       786,000     1,600,000
  Issuance of common stock in connection with private equity
    offering                                                                --            --       151,000
  Cancellation of preferred stock and issuance of common stock
    in connection with disposition of airplane (Note 6)               (400,000)   (2,000,000)       50,000
  Preferred stock dividends                                                 --            --            --
  Net loss for the period                                                   --            --            --
                                                                    ----------    ----------    ----------
BALANCE, DECEMBER 31, 1995                                             400,000       786,000    11,112,750
  Issuance of common stock in connection with private equity
    offering and notes payable                                              --            --        88,000
  Conversion of liabilities and preferred stock into common stock     (400,000)     (786,000)    3,799,250
  Net loss for the period                                                   --            --            --
                                                                    ----------    ----------    ----------

BALANCE, DECEMBER 31, 1996                                                   0             0    15,000,000
                                                                    ==========    ==========    ==========
                                                                      Common     Additional
                                                                       Stock       Paid-In     Accumulated
                                                                     Par Value     Capital       Deficit
                                                                    ----------    ----------    ----------

BALANCE, DECEMBER 31, 1994                                               9,312      565,947   (1,815,364)
  Issuance of preferred and common stock for acquisition of
    HPA (Note 3)                                                         1,600    1,712,400           --
  Issuance of common stock in connection with private equity
    offering                                                               151      138,350           --
  Cancellation of preferred stock and issuance of common stock
    in connection with disposition of airplane (Note 6)                     50      266,615           --
  Preferred stock dividends                                                 --           --      (20,000)
  Net loss for the period                                                   --           --     (839,337)
                                                                    ----------   ----------   ----------
BALANCE, DECEMBER 31, 1995                                              11,113    2,683,312   (2,674,701)
  Issuance of common stock in connection with private equity
    offering and notes payable                                              88       57,942           --
  Conversion of liabilities and preferred stock into common stock        3,799    1,843,960           --
  Net loss for the period                                                   --           --   (1,939,706)
                                                                    ----------   ----------   ----------

BALANCE, DECEMBER 31, 1996                                              15,000    4,585,214   (4,614,407)
                                                                    ==========   ==========   ==========







        The accompanying notes are an integral part of these statements.

                    OMEGA DEVELOPMENT, INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS


                                                                         December 31,
                                                                      1996          1995
                                                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                       ($1,939,706)   ($  839,337)
   Adjustments to reconcile net loss to net
      cash provided by operating activities:
         Write off excess of cost over book value of
            investment in subsidiary                                2,352,098             --
         Depreciation and amortization                                715,671        985,092
         Gain on sale of subsidiary                                  (153,775)
         Extraordinary gain on extinguishment of debt              (1,226,243)
   Changes in assets and liabilities:
         (Increase) decrease in accounts receivable                   174,760       (174,660)
         (Increase) decrease in deferred costs                             --        (74,217)
         (Increase) decrease in deposits and other assets                 697         (3,484)
         Shareholder deficit in HPA at time of acquisition                 --        (63,118)
         Increase (decrease) in accounts payable and
            accrued liabilities                                       (77,895)       233,295
         Increase in due to officers/stockholders                      10,591        518,984
         Decrease in deferred taxes                                        --       (306,000)
                                                                  -----------    -----------
            Total adjustments                                       1,795,904      1,115,892
                                                                  -----------    -----------
            Net cash provided by (used in) operating activities      (143,802)       276,555
                                                                  -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Sale (additions) of office and other equipment                    6,834         (3,527)
                                                                  -----------    -----------
            Net cash provided by (used in) investing activities         6,834         (3,527)
                                                                  -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from issuance of notes payable                          79,000          5,000
      Payments on notes payable                                            --       (594,245)
      Proceeds from sale of common shares                              58,000        138,501
                                                                  -----------    -----------
            Net cash provided by (used in) financing activities       137,000       (450,744)
                                                                  -----------    -----------
NET INCREASE (DECREASE) IN CASH                                            32       (177,716)
CASH, beginning of period                                                  88        177,804
                                                                  -----------    -----------

CASH, end of period                                               $       120    $        88
                                                                  ===========    ===========

Cash paid during the period for interest                          $   740,995    $ 1,115,617
                                                                  ===========    ===========


        The accompanying notes are an integral part of these statements.

                   OMEGA DEVELOPMENT, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31,1996


1.   ORGANIZATION AND DESCRIPTION OF BUSINESS
---------------------------------------------

ORGANIZATION
------------

Omega Development, Inc. ("Omega" or "the Company") was incorporated in the State of Nevada on July 15, 1988 under the name of "Lewison Enterprises, Inc." Since then the Company has experienced a series of business consolidations and reorganizations, the most recent of which are discussed below.

In June 1995 Omega acquired all of the common stock of Home Partners of America, Inc. ("HPA"), a New Jersey corporation. HPA is a home improvement financing and services corporation. HPA is a development stage company and was to provide home improvement loans that were to be 90% insured by the Federal government under the HUD-FHA Title I Property Improvement Program, and conventional home improvement loans for bank portfolios. The Company's sole operating asset during 1996 was the ABB Building, a 142,000 square foot general purpose office building, located in Windsor, Connecticut, a suburb of Hartford. The ABB Building is 100% occupied by one tenant and the Company negotiated a new lease with the tenant in March 1996 and attempted to refinance the debt on the building as described in Note 5. However, Omega could not successfully refinance the debt and the bank that held the mortgage on the property instituted foreclosure proceedings, which were consummated on September 27, 1996. Since the ABB Building was the Company's only operating asset, management was additionally forced to cease its development plans in connection with HPA (See also Note 3).

Since the foreclosure of the ABB Building, the Company ceased all operations and currently has one employee. Omega's current business plan is to seek to acquire or merge with potential businesses that may, in the opinion of management, warrant the Company's involvement. The Company recognizes that as a result of its limited financial, managerial or other resources, the number of suitable potential businesses that may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business in which it participates rather than immediate, short-term earnings. As of December 2, 1997, the Company entered into a Stock Exchange Agreement and Plan of Reorganization to merge with Heater Specialists, Inc. and Primenergy, Inc. See footnote 10, Subsequent Event.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------

CONSOLIDATION
-------------

The Company's consolidated financial statements at December 31, 1996 include the accounts of Omega and its wholly owned subsidiary, Omega Capital Corp. All intercompany transactions have been eliminated.

REVENUE RECOGNITION
-------------------

Tenant rental income under operating leases is recognized on a straight-line basis over the lease term. Deferred rent receivable is recorded for those leases that specify scheduled rent increases over the lease term or that provide for initial rent periods without charge. However, deferred rent is not recorded if there is doubt about its collectibility.

DEPRECIATION AND AMORTIZATION
-----------------------------

Depreciation is recorded using the straight-line method over the estimated useful lives of the properties. Tenant improvements are included as a component of investments in real estate and are amortized over the life of the lease or the useful life of the improvement, whichever is shorter. Those lease terms range from seven to 20 and 25 years for anchor tenants and average approximately five years for other tenants. The remaining balance of tenant improvements is charged to amortization expense if a tenant moves out.

INCOME TAXES
------------

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). Deferred
                              ---------------------------
taxes are determined based on the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities and of net operating loss carry forwards ("NOL"). SFAS 109 requires that the tax benefit of such NOLs be recorded as an asset to the extent that management concludes the realization of the NOLs is "more likely than not."

CONCENTRATION OF CREDIT RISK
----------------------------

In 1996 and 1995 one tenant accounted for 100 percent of the Company's rental income. In March 1996, the tenant's lease was renegotiated effective November 1, 1995 and was extended to September 30, 2002. The building is a three story, 142,000 square foot general purpose office building located in Windsor, Connecticut, a suburb of Hartford.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
-----------------------------------------------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.



3.   BUSINESS ACQUISITION
-------------------------

In a transaction consummated June 21, 1995 and accounted for as a purchase, Omega acquired all of the common stock of Home Partners of America, Inc., a New Jersey corporation. HPA is a home improvement loan financing and services corporation. HPA was to provide home improvement loans that were 90% insured by the Federal government under the HUD-FHA Title I Property Improvement Program, and conventional home improvement loans for bank portfolios. HPA was also to provide homeowners with technical services including, home inspections, cost estimates, contractor qualification, subcontracting, project supervision and completion certifications. However, as discussed above, management was forced to cease its development plans in connection with HPA.

Prior to the acquisition HPA's shares were owned 50% by the previous President of HPA, 33.32% by RAS Investment Banking Group, a New York partnership, and 16.68% by J. Tabs Investment, an investment club composed of five individuals. The purchase price was paid by the issuance and exchange at closing of (i) 400,000 shares of newly issued Series C $5.00 par value convertible preferred stock of Omega which was allocated among the sellers in the same percentage amounts corresponding to their percentage ownership of the HPA Shares set forth above, and (ii) 1,600,000 newly issued shares of Common Stock of Omega to RAS Investment Banking Group. The 400,000 shares of Series C convertible preferred stock was convertible into 666,667 shares of Common Stock of Omega, subject to certain anti-dilution adjustments. The common and preferred shares were recorded at a value of $1.07 per share and $1.97 per share, respectively, based on an independent valuation of the HPA business being acquired. The resulting excess purchase was being amortized over a period of 15 years.

The Excess of Cost Over Book Value of Investment in Subsidiary related to the HPA acquisition of $2,352,098 was expensed in September 1996 when management decided not to pursue development plans of HPA. In December 1996, the HPA subsidiary was sold to the principal shareholder of the Company for a nominal amount, resulting in a gain of approximately $153,000 related to the assumption of liabilities in excess of assets of HPA by the principal shareholder.

4.   REAL ESTATE PROPERTIES
---------------------------

The Company's sole operating asset during the first three quarters of 1996 was the ABB Building in Windsor, Connecticut. In a transaction consummated in March 1996 the Company negotiated an extension of the lease on the building with the tenant, and through September 1996 worked on agreements to refinance the mortgage debt on the building with a new lender including an agreement with the current lender to extinguish the previous mortgage on the building with a substantial discount (see Note 5). Prior to the new lease agreement discussed above, the ABB Building was owned by a partnership whereby Omega owned a 95% interest and the tenant owned a 5% interest. In connection with the new lease agreement, the tenant assigned its 5% interest in the property to Omega and agreed there were no outstanding claims, offsets, disputes or liabilities owed by either party to the other. However, as discussed in Note 5 below, the Company was not successful in refinancing the debt on the building and the bank that held the mortgage on the property instituted and completed foreclosure proceedings.


5.   NOTES PAYABLE
------------------

In June 1996, the Company reached an agreement with the bank that held the mortgage on the ABB Building. The loan was payable in monthly installments equal to 100% of the property's net cash flow, matured in October 1997 and had an interest rate of 9.36%. The loan was in default due to various violations of the terms of the loan including non payment of interest. In August 1996 the bank instituted foreclosure proceedings which were completed on September 27, 1996, at which time the bank assumed title to the building.

Immediately before the foreclosure, the outstanding principal on the mortgage on the building was approximately $13,584,000. The net book value of the building immediately preceeding the foreclosure was approximately $12,358,000, therefore the transaction resulted in an extraordinary gain of $1,226,000.


6.   STOCKHOLDERS' EQUITY
-------------------------

In November 1993, the Company issued 400,000 shares of $5.00 par value Series B Preferred Stock in connection with the acquisition of an aircraft. The Preferred Stock paid a dividend of $.30 per share per year, payable monthly and was convertible at the option of the holder to Common Stock of Omega, at a ratio of one share of Preferred Stock for one share of Common Stock. The Preferred Stock was also callable, at the option of Omega, at a call price of $5.00 per share. Additionally, Omega could, at its option, redeem the Preferred Stock at any time by transferring the aircraft back to the seller and issuing 50,000 shares of its Common Stock to the seller. In the last quarter of 1995 the Series B Preferred Stock was redeemed and canceled and the plane was transferred back to the seller for 50,000 shares of Common Stock and an agreement to pay the seller $120,000 in accrued Preferred Stock dividends.

In connection with the acquisition of HPA in June 1995, the Company exchanged 400,000 shares of newly issued Series C $5.00 par value convertible Preferred Stock of Omega in partial payment of the purchase price for HPA. The 400,000 shares of Series C convertible Preferred Stock was convertible into 666,667 shares of Common Stock of Omega, subject to certain anti-dilution adjustments.

During 1996 the Company relied on small equity placements under a private placement memorandum and loans from a Director and a private investor to fund its current overhead. Such equity placements in calendar 1996 totaled $58,000. The equity placements are in the form of Units (58,000 Units) consisting of (i) one share of Common Stock; (ii) one common stock purchase warrant, exercisable into one share of Common Stock per warrant until October 31, 1996, at a price of $2.00; and (iii) one common stock purchase warrant, exercisable into one share of Common Stock per warrant until October 31, 1997, at a price of $3.00. Working capital loans from a Director and a private investor totaled $79,000 in 1996. The Company issued a total of 30,000 shares of Common Stock in connection with the working capital loans.

In December 1996, management reached an agreement with many of its creditors and the holders of the Preferred Stock whereby they would convert their respective liabilities and Preferred Stock to shares of the Company's Common Stock. In total, $1,061,666 of accounts payables and accrued liabilities and amounts due to officers/directors were converted to 3,132,583 shares of Common Stock. The Preferred Stock was converted into 666,667 shares of Common Stock in accordance with a previous agreement.



7.   INCOME TAXES
-----------------

The Company had certain federal income tax net operating loss carry forwards
(NOLs) at December 31, 1996. SFAS 109 requires that the tax benefit of such NOLs be recorded as an asset to the extent that management concludes the realization of the NOLs is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate taxable income within the carry forward periods. Management has concluded that, using the criteria of SFAS 109, a valuation allowance should be provided for the entire balance of the net deferred tax asset.



8.   COMMITMENTS AND CONTINGENCIES
----------------------------------

The Company had a lease commitment for their executive offices which was to expire in July 1998. In October 1996, the Company found other tenants for its office space and the landlord cancelled its lease. Lease expense during 1996 was $16,131. At December 31, 1996, no other lease commitments exist.

9.   STATEMENT OF CASH FLOWS
----------------------------

For purposes of reporting cash flows, cash includes cash and money market accounts that are due on demand. No cash payments for income taxes were made in 1996 or 1995.

The Company had the following noncash investing and financing activities in 1996 and 1995:

                                                         1996           1995
                                                         ----           ----
     Write off excess of cost over book value of
     investment in subsidiary                        $ 2,352,098     $       --

     Settlements on notes payable                     13,584,320             --

     Foreclosure of ABB Building                      12,363,077             --

     Convert liabilities to Common Stock               1,061,666             --

     Convert Preferred Stock to Common Stock             786,000             --

     Acquisition of HPA for Preferred and Common
     Stock                                                    --      2,500,000

     Effect of disposition of aircraft                        --      1,733,335


10.  SUBSEQUENT EVENT
---------------------

On December 2, 1997, the Company signed a Stock Exchange Agreement and Plan of Reorganization (the "Agreement") with Heater Specialists, Inc. ("HSI") and Primenergy, Inc. ("Prime"). The Agreement provides for a merger of HSI and Prime with Omega. The shareholders of HSI and Prime will exchange all of their outstanding common shares for 8,000,000 newly issued shares of Omega. After the exchange, current shareholders of Omega will hold 1,000,000 shares of common stock and 1,000,000 shares of common stock will be held by new investors who will contribute $3,000,000 of common equity through a private equity offering. The exchange will qualify under either Section 351 or Section 368(a)(1)(B), orboth, of the Internal Revenue Code of 1986, as amended, as a "tax-free" exchange or reorganization, subject to the terms and conditions as more fully provided in the Agreement. The closing is scheduled to take place on or about January 30, 1998, unless closing is delayed by mutual agreement. The new equity of $3,000,000 will be used to pay down bank credit lines and to fund the business plans of HSI and Prime. The funding is a stipulated condition precedent to closing, however management of Omega cannot assure that such equity will be provided.

Primenergy, Inc. possesses a license which permits the integrated application of several technologies to convert biomass into energy. Prime's proprietary process design incorporates a low temperature, air-starved gasification of biomatter to produce an energy source for electricity generation, steam production, process heat, or any combination of these useful forms of energy. Prime has been working with government officials within the Republic of the Philippines, and more specifically Metro Manila, for over a year on an opportunity to build a $60 million plant that will convert municipal solid waste to energy. Prime has been working with the Philippine Presidential Task Force on Waste Disposal which management believes will lead to multiple projects in the Philippines for energy cogeneration over the next few years. Although management of Prime is confident that a contract will be executed with the Republic of the Philippines, at the date of this writing a firm contract has not yet been received and no assurance can be given that this objective will be achieved.

Heater Specialists, Inc. is a fully integrated single source manufacturer of refractory lined vessels and equipment for the oil refining, chemical process, power generation and incineration industries. HSI offers a unique combination of steel fabrication expertise and refractory technology and is the primary contractor for gasifier units sold by Prime and performs the steel fabrication and refractory work on the gasifiers.