Form 10QSB
period 1997-03-31
OMEGA DEVELOPMENT INC
filed 1998-02-04
CIK 839439

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the quarterly period ended MARCH 31, 1997.
                                    ---------------

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

                -----------------------------------------------
                (Former name, former address, and former fiscal
                      year, if changed since last report)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes       No   X
                                                               -----    -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock $0.001 Par Value. 15,000,000 shares as of May 10, 1997.

Transitional Small Business Disclosure Format  (check one):   Yes      No   X
                                                                  -----   -----

                            OMEGA DEVELOPMENT, INC.
                                MARCH 31, 1997
                               TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION                                         PAGE
-------   ---------------------                                         ----

     ITEM 1.  Financial Statements (Unaudited)
          Consolidated Balance Sheets--
          March 31,1997 and December 31, 1996 ...........................  3

          Consolidated Statements of Operations and Accumulated
          Deficit--Three Months Ended March 31, 1997 and 1996............  4

          Consolidated Statements of Cash Flows--Three Months
          Ended March 31, 1997 and 1996..................................  5

          Notes to Consolidated Financial Statements--March 31, 1997.....  6

    ITEM 2.   Management's Discussion and Analysis or Plan of
          Operation......................................................  8

PART II.  OTHER INFORMATION
--------  -----------------

     ITEM 1.  Legal Proceedings..........................................  9

     ITEM 2.  Changes in Securities......................................  9

     ITEM 3.  Defaults Upon Senior Securities............................  9

     ITEM 4.  Submission of Matters to a Vote of Security Holders........  9

     ITEM 5.  Other Information..........................................  9

     ITEM 6.  Exhibits and Reports on Form 8-K...........................  9

SIGNATURES............................................................... 10

    PART I.  FINANCIAL INFORMATION

        ITEM 1.  FINANCIAL STATEMENTS



                             OMEGA DEVELOPMENT, INC.

                           CONSOLIDATED BALANCE SHEETS


                                 ASSETS                           MARCH 31,     DECEMBER 31,
                                                                    1997           1996
                                                                 -----------    -----------
                                                                 (UNAUDITED)
CURRENT ASSETS:
  Cash                                                                   $79           $120
  Prepaid expenses                                                     4,362          5,622
                                                                 -----------    -----------
      Total current assets                                             4,441          5,742

OFFICE  AND OTHER EQUIPMENT, net of accumulated
  depreciation of $14,407 and $13,039 in 1997 and 1996,
  respectively                                                        25,301         26,669
                                                                 -----------    -----------
TOTAL ASSETS                                                         $29,742        $32,411
                                                                 ===========    ===========




                       LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                          $50,578        $46,604

COMMITMENTS AND  CONTINGENCIES                                          --             --

STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value; 25,000,000 shares authorized;
    15,000,000 shares issued and outstanding at March 31, 1997
    and December 31, 1996                                             15,000         15,000
  Additional paid in capital                                       4,585,214      4,585,214
  Accumulated deficit                                             (4,621,050)    (4,614,407)
                                                                 -----------    -----------
    Total stockholders' deficit                                      (20,836)       (14,193)
                                                                 -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $29,742        $32,411
                                                                 ===========    ===========












        The accompanying notes are an integral part of these statements.

                             OMEGA DEVELOPMENT, INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                   (UNAUDITED)

                                               THREE MONTHS ENDED
                                                    MARCH 31,
                                              1997             1996
                                           ------------    ------------
REVENUES:
  Rental income                                      $0        $261,990
  Other income                                        0               0
                                           ------------    ------------
    Total revenues                                    0         261,990

EXPENSES:
  General and administrative                      5,275         119,661
  Depreciation and amortization                   1,368         237,981
  Interest                                            0         219,295
                                           ------------    ------------
    Total operating expenses                      6,643         576,937
                                           ------------    ------------
NET LOSS                                         (6,643)       (314,947)

ACCUMULATED DEFICIT, beginning of period     (4,614,407)     (2,674,701)
                                           ------------    ------------

ACCUMULATED DEFICIT, end of period          $(4,621,050)    $(2,989,648)
                                           ============    ============


NET LOSS PER COMMON AND
  COMMON EQUIVALENT SHARE                         $0.00          $(0.03)
                                           ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING          15,000,000      11,134,069
                                           ============    ============














        The accompanying notes are an integral part of these statements.

                             OMEGA DEVELOPMENT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                             1997         1996
                                                           ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $(6,643)   $(314,947)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                            1,368      237,981
      Changes in assets and liabilities:
        Decrease in accounts receivable                            0      174,660
        Increase in deferred costs                                 0       (7,000)
        Decrease (increase) in deposits and other assets       1,260       (2,021)
        Increase (decrease) in accounts payable
          and accrued liabilities                              3,974     (199,958)
        Increase in due to officers/stockholders                   0       59,878
                                                           ---------    ---------
        Total adjustments                                      6,602      263,540
                                                           ---------    ---------
        Net cash used in operating
          activities                                             (41)     (51,407)
                                                           ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to office and other equipment                          0            0
                                                           ---------    ---------
    Net cash used in investing activities                          0            0
                                                           ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable                          0       50,000
  Proceeds from sale of common shares                              0       22,000
                                                           ---------    ---------
    Net cash provided by financing
      activities                                                   0       72,000
                                                           ---------    ---------

NET INCREASE (DECREASE) IN CASH                                  (41)      20,593

CASH, beginning of period                                        120           88
                                                           ---------    ---------

CASH, end of period                                              $79      $20,681
                                                           =========    =========


Cash paid during the period for Interest                          $0     $263,418
                                                           =========    =========



        The accompanying notes are an integral part of these statements.

                            OMEGA DEVELOPMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997

                                  (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Omega Development, Inc. ("Omega" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information and a current discussion of the Company's financial status, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996, previously filed.

NOTE B--ORGANIZATION AND DESCRIPTION OF BUSINESS

ORGANIZATION
------------

Omega was incorporated in the State of Nevada on July 15, 1988 under the name of "Lewison Enterprises, Inc." Since then the Company has experienced a series of business consolidations and reorganizations, which are described in the Company's annual report on Form 10-KSB for the year ended December 31, 1996, previously filed.


DESCRIPTION OF BUSINESS
-----------------------

The Company's operations and overhead were significantly reduced after the foreclosure of the ABB Building in September 1996 and the subsequent abandonment of the HPA business plan. During the current quarter, the Company had only one employee, no office and the ongoing general and administrative expenses were near zero.

The Company's business plan at March 31, 1997 is to seek to acquire or merge with potential businesses that may, in the opinion of management, warrant the Company's involvement. The Company recognizes that as a result of its limited financial, managerial or other resources, the number of suitable potential businesses that may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business in which it participates rather than immediate, short-term earnings. (See Note C following.)

NOTE C--SUBSEQUENT EVENT

On December 2, 1997, the Company signed a Stock Exchange Agreement and Plan of Reorganization (the "Agreement") with Heater Specialists, Inc. ("HSI") and Primenergy, Inc. ("Prime"). The Agreement provides for a merger of HSI and Prime with Omega. The shareholders of HSI and Prime will exchange all of their outstanding common shares for 8,000,000 newly issued shares of Omega. After the exchange, current shareholders of Omega will hold 1,000,000 shares of common stock (following a reverse stock split of one (1) new share of the Company for each fifteen (15) shares currently held, to be accomplished immediately prior to closing) and 1,000,000 shares of common stock will be held by new investors who will contribute approximately $3,000,000 of common equity through a private equity offering. The exchange will qualify under either Section 351 or Section 368(a)(1)(B), or both, of the Internal Revenue Code of 1986, as amended, as a "tax-free" exchange or reorganization, subject to the terms and conditions as more fully provided in the Agreement. The closing is scheduled to take place on or about January 30, 1998, unless closing is delayed by mutual agreement. The new equity of $3,000,000 will be used to pay down bank credit lines and to fund the business plans of HSI and Prime. The funding is a stipulated condition precedent to closing, however management of Omega cannot assure that such equity will be provided.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------   ---------------------------------------------------------

Plan of Operation
-----------------

The Company's business plan at March 31, 1997 is to seek to acquire or merge with potential businesses that may, in the opinion of Management, warrant the Company's involvement. The Company recognizes that as a result of its limited financial, managerial or other resources, the number of suitable potential businesses that may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business in which it participates rather than immediate, short-term earnings.
In seeking to attain its business objectives, the Company will not restrict its search to any particular industry. (See Note C to the unaudited financial statements.)

After the 1994 Reorganization and the 1996 foreclosure of the ABB Building and the abandonment of the HPA plans, discussed above, the Company has only one employee, no office and the ongoing general and administrative expenses are near zero.

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996
-------------------------------------------------------------------------------

The net loss for the three months ended March 31, 1997 was $6,643 compared to a net loss of $314,947 for the three months ended March 31, 1996. Generally, the decreased net loss for the current quarter is attributable to the overall decrease in the Company's operations, described above.

Rental income decreased to zero in the three months ended March 31, 1997 as compared to approximately $262,000 in the three months ended March 31, 1996. The reduction in rental income was primarily due to the bank foreclosure in September 1996 on the Company's ABB Building.

General and administrative expenses decreased approximately $114,400 (96%) in the first quarter of 1997 as compared to the first quarter of 1996. The reduction is primarily due to an overall reduction in the Company's operations, as previously discussed.

Depreciation and amortization expenses decreased approximately $236,600 (99%) in the first quarter of 1997 as compared to the first quarter of 1996. The reduction is attributable to the bank foreclosure in September 1996 on the Company's ABB Building.

Interest expense declined to zero in the three months ended March 31, 1997 as compared to approximately $219,300 in the three months ended March 31, 1996. This decline is also a result of the bank foreclosure in September 1996 on the Company's ABB Building.

No income tax expense or benefit has been recorded for 1997, as a valuation allowance has been provided for the tax effects of the entire net operating loss carry forwards and other net deductible temporary differences.

PART II.  OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS.

               None.

     ITEM 2.   CHANGES IN SECURITIES.

               None.

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

               None

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

               None.

     ITEM 5.   OTHER INFORMATION.

               None.

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Exhibits.
                    ---------

                    None.

               (b)  Reports on Form 8-K.
                    --------------------

                    No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                  SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    OMEGA DEVELOPMENT, INC.
                                    (Registrant)



Date:      January 30, 1998          By:  /s/ A. Paul Shapansky
     -------------------------          -----------------------------------
                                     A. Paul Shapansky, President and Chief
                                     Executive Officer, and Principal Financial
                                     Officer