Form 10QSB
period 1997-06-30
OMEGA DEVELOPMENT INC
filed 1998-02-04
CIK 839439

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the quarterly period ended JUNE 30, 1997.
                                    --------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock $0.001 Par Value. 15,000,000 shares as of August 10, 1997.

Transitional Small Business Disclosure Format  (check one):   Yes     No  X

                                                                 -----  -----

                            OMEGA DEVELOPMENT, INC.
                                 JUNE 30, 1997
                               TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION                                         PAGE
-------   ---------------------                                         ----

     ITEM 1.  Financial Statements (Unaudited)
            Consolidated Balance Sheets--
            June 30,1997 and December 31, 1996............................ 3

            Consolidated Statements of Operations and Accumulated
            Deficit--Three Months Ended June 30, 1997 and 1996............ 4

            Consolidated Statements of Operations and Accumulated
            Deficit--Six Months Ended June 30, 1997 and 1996.............. 5

            Consolidated Statements of Cash Flows--Six Months
            Ended June 30, 1997 and 1996.................................. 6

            Notes to Consolidated Financial Statements--
            June 30, 1997................................................. 7

     ITEM 2.  Management's Discussion and Analysis or Plan of Operation... 9

PART II. OTHER INFORMATION
-------  -----------------

     ITEM 1.  Legal Proceedings...........................................11

     ITEM 2.  Changes in Securities.......................................11

     ITEM 3.  Defaults Upon Senior Securities.............................11

     ITEM 4.  Submission of Matters to a Vote of Security Holders.........11

     ITEM 5.  Other Information...........................................11

     ITEM 6.  Exhibits and Reports on Form 8-K............................11

SIGNATURES................................................................12

    PART I.  FINANCIAL INFORMATION

        ITEM 1.  FINANCIAL STATEMENTS



                             OMEGA DEVELOPMENT, INC.

                           CONSOLIDATED BALANCE SHEETS


                                 ASSETS                            JUNE 30,     DECEMBER 31,
                                                                    1997           1996
                                                                 -----------    -----------
                                                                 (UNAUDITED)
CURRENT ASSETS:
  Cash                                                                   $19           $120
  Prepaid expenses                                                     3,131          5,622
                                                                 -----------    -----------
      Total current assets                                             3,150          5,742

OFFICE  AND OTHER EQUIPMENT, net of accumulated
  depreciation of $15,775 and $12,487 in 1997 and 1996,
  respectively                                                        23,933         26,669
                                                                 -----------    -----------
TOTAL ASSETS                                                         $27,083        $32,411
                                                                 ===========    ===========




                       LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                          $53,531        $46,604

COMMITMENTS AND  CONTINGENCIES                                          --             --

STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value; 25,000,000 shares authorized;
    15,000,000 shares issued and outstanding at June 30, 1997
    and December 31, 1996                                             15,000         15,000
  Additional paid in capital                                       4,585,214      4,585,214
  Accumulated deficit                                             (4,626,662)    (4,614,407)
                                                                 -----------    -----------
    Total stockholders' deficit                                      (26,448)       (14,193)
                                                                 -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $27,083        $32,411
                                                                 ===========    ===========








        The accompanying notes are an integral part of these statements.

                             OMEGA DEVELOPMENT, INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                   (UNAUDITED)

                                                THREE MONTHS ENDED
                                                     JUNE 30,
                                               1997           1996
                                           ------------    ------------
REVENUES:
  Rental income                                      $0        $261,990
  Other income                                        0           1,000
                                           ------------    ------------
    Total revenues                                    0         262,990

EXPENSES:
  General and administrative                      4,244         116,731
  Depreciation and amortization                   1,368         238,231
  Interest                                            0         265,464
                                           ------------    ------------
    Total operating expenses                      5,612         620,426
                                           ------------    ------------
NET LOSS                                         (5,612)       (357,436)

ACCUMULATED DEFICIT, beginning of period     (4,621,050)     (2,989,648)
                                           ------------    ------------

ACCUMULATED DEFICIT, end of period          $(4,626,662)    $(3,347,084)
                                           ============    ============


NET LOSS PER COMMON AND
  COMMON EQUIVALENT SHARE                         $0.00          $(0.03)
                                           ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING          15,000,000      11,177,761
                                           ============    ============








        The accompanying notes are an integral part of these statements.

                             OMEGA DEVELOPMENT, INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                   (UNAUDITED)

                                                  SIX MONTHS ENDED
                                                     JUNE 30,
                                               1997            1996
                                           ------------    ------------
REVENUES:
  Rental income                                      $0        $523,980
  Other income                                        0           1,000
                                           ------------    ------------
    Total revenues                                    0         524,980

EXPENSES:
  General and administrative                      9,519         236,392
  Depreciation and amortization                   2,736         476,212
  Interest                                            0         484,759
                                           ------------    ------------
    Total operating expenses                     12,255       1,197,363
                                           ------------    ------------
NET LOSS                                        (12,255)       (672,383)

ACCUMULATED DEFICIT, beginning of period     (4,614,407)     (2,674,701)
                                           ------------    ------------

ACCUMULATED DEFICIT, end of period          $(4,626,662)    $(3,347,084)
                                           ============    ============


NET LOSS PER COMMON AND
  COMMON EQUIVALENT SHARE                       $(0.001)         $(0.06)
                                           ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING          15,000,000      11,155,915
                                           ============    ============








        The accompanying notes are an integral part of these statements.

                             OMEGA DEVELOPMENT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       SIX MONTHS ENDED
                                                          JUNE 30,
                                                      1997        1996
                                                   ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $(12,255)   $(672,383)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                    2,736      476,212
      Changes in assets and liabilities:
        Decrease in accounts receivable                    0      174,660
        Increase in deferred costs                         0      (19,055)
        Decrease in deposits and other assets          2,491            0
        Increase (decrease) in accounts payable
          and accrued liabilities                      6,927     (152,567)
        Increase in due to officers/stockholders           0       64,515
                                                   ---------    ---------
        Total adjustments                             12,154      543,765
                                                   ---------    ---------
        Net cash used in operating
          activities                                    (101)    (128,618)
                                                   ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to office and other equipment                  0            0
                                                   ---------    ---------
    Net cash provided by investing activities              0            0
                                                   ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable                  0       79,000
  Proceeds from sale of common shares                      0       52,500
                                                   ---------    ---------
    Net cash provided by financing
      activities                                           0      131,500
                                                   ---------    ---------

NET INCREASE (DECREASE) IN CASH                         (101)       2,882

CASH, beginning of period                                120           88
                                                   ---------    ---------

CASH, end of period                                      $19       $2,970
                                                   =========    =========


Cash paid during the period for Interest                  $0     $479,005
                                                   =========    =========



        The accompanying notes are an integral part of these statements.

                            OMEGA DEVELOPMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997

                                  (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Omega Development, Inc. ("Omega" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information and a current discussion of the Company's financial status, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996, previously filed.

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

The Company's business plan at June 30, 1997 is to seek to acquire or merge with potential businesses that may, in the opinion of management, warrant the Company's involvement. The Company recognizes that as a result of its limited financial, managerial or other resources, the number of suitable potential businesses that may be available to it will be extremely limited. The

Company's principal business objective will be to seek long-term growth potential in the business in which it participates rather than immediate, short-term earnings. (See Note C following.)

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------   ---------------------------------------------------------

Plan of Operation
-----------------

The Company's business plan at June 30, 1997 is to seek to acquire or merge with potential businesses that may, in the opinion of Management, warrant the Company's involvement. The Company recognizes that as a result of its limited financial, managerial or other resources, the number of suitable potential businesses that may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business in which it participates rather than immediate, short-term earnings.
In seeking to attain its business objectives, the Company will not restrict its search to any particular industry. (See Note C to the unaudited financial statements.)

After the 1994 Reorganization and the 1996 foreclosure of the ABB Building and the abandonment of the HPA plans, discussed above, the Company has only one employee, no office and the ongoing general and administrative expenses are near zero.


Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996
-----------------------------------------------------------------------------

The net loss for the three months ended June 30, 1997 was $5,612 compared to a net loss of $357,436 for the three months ended June 30, 1996. Generally, the decreased net loss for the current quarter is attributable to the overall decrease in the Company's operations, described above.

Rental income decreased to zero in the three months ended June 30, 1997 as compared to approximately $262,000 in the three months ended June 30, 1996. The reduction in rental income was primarily due to the bank foreclosure in September 1996 on the Company's ABB Building.

General and administrative expenses decreased approximately $112,500 (96%) in the second quarter of 1997 as compared to the second quarter of 1996. The reduction is primarily due to an overall reduction in the Company's operations, as previously discussed.

Depreciation and amortization expenses decreased approximately $236,900 (99%) in the second quarter of 1997 as compared to the second quarter of 1996. The reduction is attributable to the bank foreclosure in September 1996 on the Company's ABB Building.

Interest expense declined to zero in the three months ended June 30, 1997 as compared to approximately $265,500 in the three months ended June 30, 1996. This decline is also a result of the bank foreclosure in September 1996 on the Company's ABB Building.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996
-------------------------------------------------------------------------

The net loss for the six months ended June 30, 1997 was $12,255 compared to a net loss of $672,383 for the six months ended June 30, 1996. Generally, the decreased net loss for the first half of the year is attributable to the overall decrease in the Company's operations, described above.

Rental income decreased to zero in the six months ended June 30, 1997 as compared to approximately $524,000 in the six months ended June 30, 1996. The reduction in rental income was primarily due to the bank foreclosure in September 1996 on the Company's ABB Building.

General and administrative expenses decreased approximately $226,900 (96%) in the first half of 1997 as compared to the first half of 1996. The reduction is primarily due to an overall reduction in the Company's operations, as previously discussed.

Depreciation and amortization expenses decreased approximately $473,500 (99%) in the first half of 1997 as compared to the first half of 1996. The reduction is attributable to the bank foreclosure in September 1996 on the Company's ABB Building.

Interest expense declined to zero in the six months ended June 30, 1997 as compared to approximately $484,800 in the six months ended June 30, 1996. This decline is also a result of the bank foreclosure in September 1996 on the Company's ABB Building.



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

                    No reports on Form 8-K were filed during the quarter ended June 30, 1997.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    OMEGA DEVELOPMENT, INC.
                                    (Registrant)



Date:    January 30, 1998           By:  /s/ A. Paul Shapansky
     ----------------------            ---------------------------------------
                                    A. Paul Shapansky, President and Chief
                                    Executive Officer, and Principal Financial
                                    Officer