Form 10QSB
period 1997-09-30
OMEGA DEVELOPMENT INC
filed 1998-02-04
CIK 839439

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
     For the quarterly period ended SEPTEMBER 30, 1997.
                                    -------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock $0.001 Par Value. 15,000,000 shares as of November 10, 1997.

Transitional Small Business Disclosure Format  (check one):   Yes      No   X
                                                                 -----    -----

                            OMEGA DEVELOPMENT, INC.
                               SEPTEMBER 30, 1997
                               TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION                                         PAGE
-------   ---------------------                                         ----

     ITEM 1.  Financial Statements (Unaudited)
          Consolidated Balance Sheets--
          September 30,1997 and December 31, 1996......................... 3

          Consolidated Statements of Operations and Accumulated
          Deficit--Three Months Ended September 30, 1997 and 1996......... 4

          Consolidated Statements of Operations and Accumulated
          Deficit--Nine Months Ended September 30, 1997 and 1996.......... 5

          Consolidated Statements of Cash Flows--Nine Months
          Ended September 30, 1997 and 1996............................... 6

          Notes to Consolidated Financial Statements--September 30, 1997.. 7


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

     ITEM 4.  Submission of Matters to a Vote of Security Holders.........11

     ITEM 5.  Other Information...........................................11

     ITEM 6.  Exhibits and Reports on Form 8-K............................11

SIGNATURES................................................................12

    PART I.  FINANCIAL INFORMATION

        ITEM 1.  FINANCIAL STATEMENTS



                             OMEGA DEVELOPMENT, INC.

                           CONSOLIDATED BALANCE SHEETS


                                  ASSETS                         SEPTEMBER 30,  DECEMBER 31,
                                                                    1997           1996
                                                                 -----------    -----------
                                                                 (UNAUDITED)
CURRENT ASSETS:
  Cash                                                                    $0           $120
  Prepaid expenses                                                     1,838          5,622
                                                                 -----------    -----------
      Total current assets                                             1,838          5,742

OFFICE  AND OTHER EQUIPMENT, net of accumulated
  depreciation of $17,143 and $12,710 in 1997 and 1996,
  respectively                                                        22,565         26,669
                                                                 -----------    -----------
TOTAL ASSETS                                                         $24,403        $32,411
                                                                 ===========    ===========




                       LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                          $56,530        $46,604

COMMITMENTS AND  CONTINGENCIES                                          --             --

STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value; 25,000,000 shares authorized;
    15,000,000 shares issued and outstanding at September 30,
    1997 and December 31, 1996                                        15,000         15,000
  Additional paid in capital                                       4,585,214      4,585,214
  Accumulated deficit                                             (4,632,341)    (4,614,407)
                                                                 -----------    -----------
    Total stockholders' deficit                                      (32,127)       (14,193)
                                                                 -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $24,403        $32,411
                                                                 ===========    ===========








        The accompanying notes are an integral part of these statements.

                             OMEGA DEVELOPMENT, INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                   (UNAUDITED)

                                                     THREE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                    1997            1996
                                                ------------    ------------
REVENUES:
  Rental income                                           $0        $261,990
  Other income                                             0               0
                                                ------------    ------------
    Total revenues                                         0         261,990

EXPENSES:
  General and administrative                           4,311          61,817
  Depreciation and amortization                        1,368         237,980
  Interest                                                 0         266,720
  Write off excess of cost over book value of
      investment in subsidiary                             0       2,352,098
                                                ------------    ------------
    Total operating expenses                           5,679       2,918,615
                                                ------------    ------------
NET LOSS BEFORE EXTRAORDINARY ITEM                    (5,679)     (2,656,625)

EXTRAORDINARY ITEM:
  Gain on extinguishment of debt                           0       1,226,243
                                                ------------    ------------
NET LOSS                                              (5,679)     (1,430,382)

ACCUMULATED DEFICIT, beginning of period          (4,626,662)     (3,347,084)
                                                ------------    ------------

ACCUMULATED DEFICIT, end of period               $(4,632,341)    $(4,777,466)
                                                ============    ============


NET INCOME (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE
      Before extraordinary item                        $0.00          $(0.24)
      Extraordinary item                                0.00            0.11
                                                ------------    ------------
      Net loss                                         $0.00          $(0.13)
                                                ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING               15,000,000      11,200,750
                                                ============    ============











        The accompanying notes are an integral part of these statements.

                             OMEGA DEVELOPMENT, INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                   (UNAUDITED)

                                                     NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                    1997            1996
                                                ------------    ------------
REVENUES:
  Rental income                                           $0        $785,970
  Other income                                             0           1,000
                                                ------------    ------------
    Total revenues                                         0         786,970

EXPENSES:
  General and administrative                          13,830         298,209
  Depreciation and amortization                        4,104         714,192
  Interest                                                 0         751,479
  Write off excess of cost over book value of
      investment in subsidiary                             0       2,352,098
                                                ------------    ------------
    Total operating expenses                          17,934       4,115,978
                                                ------------    ------------
NET LOSS BEFORE EXTRAORDINARY ITEM                   (17,934)     (3,329,008)

EXTRAORDINARY ITEM:
  Gain on extinguishment of debt                           0       1,226,243
                                                ------------    ------------
NET LOSS                                             (17,934)     (2,102,765)

ACCUMULATED DEFICIT, beginning of period          (4,614,407)     (2,674,701)
                                                ------------    ------------

ACCUMULATED DEFICIT, end of period               $(4,632,341)    $(4,777,466)
                                                ============    ============


NET INCOME (LOSS) PER COMMON AND
  COMMON EQUIVALENT SHARE
      Before extraordinary item                      $(0.001)         $(0.30)
      Extraordinary item                               0.000            0.11
                                                ------------    ------------
      Net loss                                       $(0.001)         $(0.19)
                                                ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING               15,000,000      11,170,969
                                                ============    ============










        The accompanying notes are an integral part of these statements.

                             OMEGA DEVELOPMENT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              1997           1996
                                                          -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $(17,934)   $(2,102,765)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Write off excess of cost over book value of
        investment in subsidiary                                    0      2,352,098
      Depreciation and amortization                             4,104        714,192
      Extraordinary gain on extinguishment of debt                  0     (1,226,243)
      Changes in assets and liabilities:
       Decrease in accounts receivable                              0        174,760
       Decrease (increase) in deposits and other assets         3,784          3,100
       Decrease in deferred costs                                   0         61,048
       Increase (decrease) in accounts payable
          and accrued liabilities                               9,926       (130,915)
       Increase in due to officers/stockholders                     0         14,744
                                                          -----------    -----------
        Total adjustments                                      17,814      1,962,784
                                                          -----------    -----------
        Net cash used in
          operating activities                                   (120)      (139,981)
                                                          -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Disposal of office equipment                                      0          4,029
                                                          -----------    -----------
    Net cash provided by investing activities                       0          4,029
                                                          -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of notes payable                           0         79,000
  Proceeds from sale of common shares                               0         58,000
                                                          -----------    -----------
    Net cash provided by financing
      activities                                                    0        137,000
                                                          -----------    -----------

NET INCREASE (DECREASE) IN CASH                                  (120)         1,048

CASH, beginning of period                                         120             88
                                                          -----------    -----------

CASH, end of period                                                $0         $1,136
                                                          ===========    ===========


Cash paid during the period for Interest                           $0       $740,995
                                                          ===========    ===========


        The accompanying notes are an integral part of these statements.

                            OMEGA DEVELOPMENT, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997

                                  (UNAUDITED)

NOTE A--BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Omega Development, Inc. ("Omega" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information and a current discussion of the Company's financial status, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996, previously filed.

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

The Company's business plan at September 30, 1997 is to seek to acquire or merge with potential businesses that may, in the opinion of management, warrant the Company's involvement. The Company recognizes that as a result of its limited financial, managerial or other resources, the number of suitable potential businesses that may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business in which it participates rather than immediate, short-term earnings. (See Note C following.)

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-------   ---------------------------------------------------------

Plan of Operation
-----------------

The Company's business plan at September 30, 1997 is to seek to acquire or merge with potential businesses that may, in the opinion of Management, warrant the Company's involvement. The Company recognizes that as a result of its limited financial, managerial or other resources, the number of suitable potential businesses that may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business in which it participates rather than immediate, short-term earnings.
In seeking to attain its business objectives, the Company will not restrict its search to any particular industry. (See Note C to the unaudited financial statements.)

After the 1994 Reorganization and the 1996 foreclosure of the ABB Building and the abandonment of the HPA plans, discussed above, the Company has only one employee, no office and the ongoing general and administrative expenses are near zero.

Three Months Ended September 30, 1997 Compared to Three Months Ended September
------------------------------------------------------------------------------
30, 1996
--------

The net loss for the three months ended September 30, 1997 was $5,679 compared to a net loss of $1,430,382 for the three months ended September 30, 1996. Generally, the decreased net loss for the current quarter is attributable to the overall decrease in the Company's operations, described above. The large net loss for the third quarter of 1996 was attributable to the loss recognized in the third quarter of 1996 from writing off the Excess of Cost Over Book Value of Investment in Subsidiary ($2,352,098), offset by the extraordinary item of gain ($1,226,243) recognized from the extinguishment of debt on the ABB Building.

Rental income decreased to zero in the three months ended September 30, 1997 as compared to approximately $262,000 in the three months ended September 30, 1996. The reduction in rental income was primarily due to the bank foreclosure in September 1996 on the Company's ABB Building.

General and administrative expenses decreased approximately $57,500 (93%) in the third quarter of 1997 as compared to the third quarter of 1996. The reduction is primarily due to an overall reduction in the Company's operations, as previously discussed.

Depreciation and amortization expenses decreased approximately $236,600 (99%) in the third quarter of 1997 as compared to the third quarter of 1996. The reduction is attributable to the bank foreclosure in September 1996 on the Company's ABB Building.

Interest expense declined to zero in the three months ended September 30, 1997 as compared to approximately $266,700 in the three months ended September 30, 1996. This decline is also a result of the bank foreclosure in September 1996 on the Company's ABB Building.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
1996
----

The net loss for the nine months ended September 30, 1997 was $17,934 compared to a net loss of $2,102,765 for the nine months ended September 30, 1996. Generally, the decreased net loss for the first nine months of the year is attributable to the overall decrease in the Company's operations, described above. The large net loss for the nine months ended September 30, 1996 was attributable to the loss recognized in the third quarter of 1996 from writing off the Excess of Cost Over Book Value of Investment in Subsidiary ($2,352,098), offset by the extraordinary item of gain ($1,226,243) recognized from the extinguishment of debt on the ABB Building in the third quarter.

Rental income decreased to zero in the nine months ended September 30, 1997 as compared to approximately $786,000 in the nine months ended September 30, 1996. The reduction in rental income was primarily due to the bank foreclosure in September 1996 on the Company's ABB Building.

General and administrative expenses decreased approximately $284,400 (95%) in the first nine months of 1997 as compared to the first nine months of 1996. The reduction is primarily due to an overall reduction in the Company's operations, as previously discussed.

Depreciation and amortization expenses decreased approximately $710,100 (99%) in the first nine months of 1997 as compared to the first nine months of 1996. The reduction is attributable to the bank foreclosure in September 1996 on the Company's ABB Building.

Interest expense declined to zero in the nine months ended September 30, 1997 as compared to approximately $751,500 in the nine months ended September 30, 1996. This decline is also a result of the bank foreclosure in September 1996 on the Company's ABB Building.



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

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

               (a)  Exhibits.
                    ---------

                    None.

               (b)  Reports on Form 8-K.
                    --------------------

                    No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    OMEGA DEVELOPMENT, INC.
                                    (Registrant)



Date:      January 30, 1998         By:  /s/ A. Paul Shapansky
     ----------------------            --------------------------------------
                                    A. Paul Shapansky, President and Chief
                                    Executive Officer, and Principal Financial
                                    Officer