Form 10KSB
period 1997-12-31
OMEGA DEVELOPMENT INC
filed 1998-03-24
CIK 839439

                                  FORM 10-KSB
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.    20549
(Mark One)

     X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
  ------- ACT OF 1934 (Fee Required)

    For the fiscal year ended:      DECEMBER 31, 1997
                                    -----------------

          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934 (No Fee Required)

     For the transition period from           to
                                    ----------  ----------

     Commission file number:         33-34200
                                     --------

                            OMEGA DEVELOPMENT, INC.
                   ----------------------------------------
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
Yes  X    No
   -----    -----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ X ]

State Issuer's revenues for its most recent fiscal year.  $ 0 .
                                                          ----

State the aggregate market value of the voting stock held by non-affiliates.

The Common Stock does not trade on any recognized stock exchange.
-----------------------------------------------------------------

     State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. 15,000,000 shares of common
                                                  ---------------------------
stock, $.001 par value, as of March 10, 1998.
---------------------------------------------


                  DOCUMENTS INCORPORATED BY REFERENCE:   NONE

        TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT.  YES      NO    X
                                                           -----     -----

                                  FORM 10-KSB
                            OMEGA DEVELOPMENT, INC.
                                 ANNUAL REPORT
                               DECEMBER 31, 1997

                               Table of Contents

                                     PART I

                                                                  Page
                                                                  ----

Item 1.    Description of Business  . . . . . . . . . . . . . . . . 1

Item 2.    Description of Property  . . . . . . . . . . . . . . . . 2

Item 3.    Legal Proceedings  . . . . . . . . . . . . . . . . . . . 3

Item 4.    Submission of Matters to a Vote of
           Security Holders   . . . . . . . . . . . . . . . . . . . 3

                                    PART II

Item 5.    Market for Common Equity and Related
           Stockholder Matters . . . . . . . . . . . . . . . . . .  4

Item 6.    Management's Discussion and Analysis or
           Plan of Operation  . . . . . . . . . . . . . . . . . . . 5

Item 7.    Financial Statements . . . . . . . . . . . . . . . . . . 7

Item 8.    Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure . . . . . . . . . 7

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and
           Control Persons, Compliance With Section 16(a)
           of the Exchange Act  . . . . . . . . . . . . . . . . . . 8

Item 10.   Executive Compensation   . . . . . . . . . . . . . . . . 9

Item 11.   Security Ownership of Certain Beneficial
           Owners and Management . . . . . . . . . . . . . . . . . 10

Item 12.   Certain Relationships and Related Transactions . . . .  11

Item 13.   Exhibits and Reports on Form 8-K . . . . . . . . . . .  12

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

Omega's business plan during the first three quarters of 1996 consisted of operating its sole operating property and development of the Home Partners of America, Inc. business. In June 1995, Omega Development, Inc., acquired all of the common stock of Home Partners of America, Inc. ("HPA"), a New Jersey corporation. Home Partners of America is a home improvement financing and services corporation. HPA is a development stage company and was to provide home improvement loans that were to be 90% insured by the Federal government under the HUD-FHA Title I Property Improvement Program, and conventional home improvement loans for bank portfolios. Prior to this acquisition, the Company's sole operating asset since its 1994 Reorganization, was the ABB Building, a 142,000 square foot general purpose office building, located in Windsor, Connecticut, a suburb of Hartford. The ABB Building is 100% occupied by one tenant. The Company negotiated a new lease with the tenant in March 1996 and attempted to refinance the debt on the building (See "Item 2. - Description of Property"). However, the Company was not successful and the bank that held the mortgage on the property instituted foreclosure proceedings, which were consummated on September 27, 1996. Since the ABB Building was the Company's only operating asset, management was additionally forced to cease its development plans in connection with HPA. Since that time the Company has had no ongoing operations and minimal activity.

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


Plan of Operation
-----------------

The Company's business plan at December 31, 1997 is to seek to acquire or merge with potential businesses that may, in the opinion of management, warrant the Company's involvement. The Company recognizes that as a result of its limited financial, managerial or other resources, the number of suitable potential businesses that may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business in which it participates rather than immediate, short-term earnings.
As of December 2, 1997, the Company entered into a Stock Exchange Agreement and Plan of Reorganization to acquire Heater Specialists, Inc. and Primenergy, Inc. See footnote 10, Pending Merger, to the Financial Statements following on page F-11.


Employees
---------

As of December 31, 1997, the Company employed 1 person.



ITEM 2.     DESCRIPTION OF PROPERTY
-----------------------------------

As of December 31, 1997, the Company neither owned nor leased any property. During the first three quarters of 1996, the Company's sole operating asset was a 100% interest in the Omega-Hartford Limited Partnership, which owned the ABB Building, a 142,000 square foot office building. In a transaction consummated in March 1996, the Company executed an extension of the lease on the building with the tenant through September 2002. However, Omega could not successfully refinance the debt and the bank who held the mortgage on the property instituted foreclosure proceedings, which were consummated on September 27, 1996.

The Company's executive offices are located in Tulsa, Oklahoma, and until October 1996, occupied office space under an operating lease covering approximately 1,900 square feet, which was scheduled to expire in July 1998. The annual rent for these offices was approximately $23,800. In October 1996, the Company found other tenants for its office space and the landlord cancelled its lease.

ITEM 3.     LEGAL PROCEEDINGS
-----------------------------

A former employee of the Company's previously owned subsidiary, HPA, sued the Company in March 1996 for unpaid wages and other claims related to loan advances to another former employee of the Company. In November 1997, the Company agreed with the former employee to settle the lawsuit following an arbitration hearing for the payment of $12,000 in exchange for a full release of all claims by the former employee. The lawsuit was settled in January 1998 by payment of $12,000 to the former employee in exchange for a full release of all claims by the former employee.



ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------------

There were no matters submitted to the Company's stockholders during the fourth quarter of the fiscal year ended December 31, 1997.

                                    PART II


ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------

To date there has been no significant public market for the Company's Common Stock. In light of the Company's lack of business operations or properties as of December 31, 1997, it is unlikely its Common Stock had any value other than a nominal value. Of the 15,000,000 shares of the Company's common stock presently outstanding, approximately 14,252,130 shares or 95.0% are "restricted securities," as the SEC's rules and regulations define such term. The holders of these restricted shares may not sell them in the public market unless they are first registered for sale under the Act, or are sold in compliance with Rule 144 under the Act. The holders of approximately 8,784,564 shares are "affiliates," as defined by the Act (See "Item 11. - Security Ownership of Certain Beneficial Owners and Management," following).

In connection with the acquisition of HPA in 1995, the selling stockholders received demand and "piggyback" registration rights for the Common Stock exchanged and for the Common Stock into which the Series C Preferred Stock was converted. Additionally, under the terms of a private offering under which 209,000 shares of Common Stock have been sold, the investors were granted registration rights within six months after the closing date of the offering. The principal shareholder of the Company made a capital contribution of $18,920 in 1997 to pay certain liabilities of the Company.

As described above, approximately 14,252,130 shares of the Company's Common Stock which are currently outstanding are "restricted" securities, as Rule 144 promulgated under the Act defines that term. In the future, the holders of these shares may sell them in compliance with Rule 144. Generally under Rule 144, a person holding restricted securities for a period of at least one year may, if there is adequate public information available concerning the Company, every three months sell in ordinary brokerage transactions or transactions with a market maker an amount equal to the greater of (i) 1% of the Company's then outstanding stock, or (ii) the average weekly volume of sales during the four calendar weeks preceding the sale. After two years have elapsed, a person who is not an affiliate of the Company may sell an unlimited amount of the
   ---
restricted securities. Under Rule 144, however, affiliates of the Company are subject to these volume limitations as long as they are affiliated with the Company and for a period of at least three months after their affiliation ends, regardless of the length of the holding period. Sales under Rule 144 may, in the future, tend to depress the market price of the Company's securities should a public market develop.

At February 12, 1998, there were approximately 571 record holders of the Company's Common Stock. The Company has not paid any cash dividends on shares of its Common Stock since its inception and currently intends to retain earnings in the future for the Company's operations and expansion of its business.

ITEM 6.     MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
---------------------------------------------------------------------

                               PLAN OF OPERATION
                               -----------------

The Company's business plan at December 31, 1997 is to seek to acquire or merge with potential businesses that may, in the opinion of management, warrant the Company's involvement. The Company recognizes that as a result of its limited financial, managerial or other resources, the number of suitable potential businesses that may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business in which it participates rather than immediate, short-term earnings.
In seeking to attain its business objectives, the Company will not restrict its search to any particular industry. As of December 2, 1997, the Company entered into a Stock Exchange Agreement and Plan of Reorganization to acquire Heater Specialists, Inc. and Primenergy, Inc. See footnote 10, Pending Merger, to the Financial Statements following on page F-11.

The Company's business plan during the first three quarters of 1996 consisted of operating its sole operating property and development of the Home Partners of America, Inc. ("HPA") business. With the loss of the ABB Building through foreclosure (See Item 1, Description of Business, above), management was forced to abandon its plans to pursue development of the HPA business. In December 1996, the HPA subsidiary was sold to the principal shareholder of the Company for a nominal amount. Since that time the Company has had no ongoing operations and minimal activity.

At present, the Company has only one employee, no office and the on going general and administrative expenses are near zero. During 1996, the Company had a significant working capital deficit and suffered a severe cash flow problem. The Company has relied on equity contributions from a stockholder, small equity placements under a private placement memorandum and loans from Directors and a private investor to fund its current overhead. Such equity placements totaled $58,000 in calendar 1996. The equity placements were in the form of Units consisting of (i) one share of common Stock; (ii) one common stock purchase warrant, which was exercisable into one share of Common Stock per warrant until October 31, 1996, at a price of $2.00; and (iii) one common stock purchase warrant, which was exercisable into one share of Common Stock per warrant until October 31, 1997, at a price of $3.00. Working capital loans from Directors and a private investor totaled $79,000 in 1996. In connection with the working capital loans in 1996, the Company issued a total of 30,000 shares of Common Stock. The principal shareholder of the Company made a capital contribution of $18,920 in 1997 to pay certain liabilities of the Company.

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


              RESULTS OF OPERATIONS - FISCAL 1997 VS. FISCAL 1996
              ---------------------------------------------------

The net loss for the year ended December 31, 1997 was $32,148 compared to a net loss of $1,939,706 for the year ended December 31, 1996. Generally, the decreased net loss for the current year is attributable to the loss recognized in the third quarter of 1996 from writing off the Excess of Cost Over Book Value of Investment in Subsidiary ($2,352,098), offset by the extraordinary gain ($1,226,243) recognized from the extinguishment of debt in connection with the foreclosure on the Company's sole operating asset, the ABB Building in Hartford, Connecticut, in the third quarter of 1996.

Rental income decreased to zero in the year ended December 31, 1997 compared to approximately $786,000 in the year ended December 31, 1996. The reduction in rental income was primarily due to the cessation of rental income from the Company's ABB Building due to the bank foreclosure on the building in September 1996.

The gain on sale of subsidiary of $153,775 in 1996 resulted from the sale of the HPA subsidiary to the principal shareholder of the Company. The gain related to the assumption of liabilities in excess of assets of HPA by the principal shareholder.

General and administrative expenses decreased approximately $257,600 (91%) in the current year as compared to the prior year. The reduction is primarily due to a general winding down of the business since October 1996.

Depreciation and amortization expenses decreased approximately $710,200 (99%) in 1997 as compared to 1996. This decrease is primarily attributable to the bank foreclosure on the ABB Building in September 1996, whereby no depreciation was taken on the building in the current year.

Interest expense declined to zero in the year ended December 31, 1997 as compared to approximately $754,600 in the year ended December 31, 1996. This decline is a result of the bank foreclosure on the ABB Building in September 1996.

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

The information required by this Item begins at page F-1 following page 15 hereof.



ITEM 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
---------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

None.

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

To the Company's knowledge, during and with respect to fiscal 1997, all Section 16(a) filing requirements applicable to its officers, directors and more than ten percent stockholders were complied with.



ITEM 10.     EXECUTIVE COMPENSATION
-----------------------------------

No executive officer of Omega met the definition of "highly compensated" within the meaning of the Securities and Exchange Commission's executive compensation disclosure rules.

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



ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
---------------------------------------------------------------------------

Principal Shareholders - Common Stock
-------------------------------------

The following table shows the number of shares of Common Stock of the Company beneficially owned, as of February 26, 1998, by (i) the persons known to the Company to be the beneficial owners of more than five percent (5%) of the outstanding shares, (ii) each of the directors of the Company, (iii) the Company's Chief Executive Officer, and (iv) by all executive officers and directors of the Company as a group, as follows:

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
 Directors as a group (2 persons)

     (1) Of these shares, 1,830,000 shares are held by Omega Investors LLC No. 1, of which Mr. Shapansky is the Manager and

         Controlling Member, 1,000,000 shares are held in trust by Mr. Shapansky's wife and 200,000 shares are held in trust for Mr. Shapansky's minor children.

     (2) Of these shares, 200,000 shares are held in trust by Mr. Rendflesh's wife and 30,000 shares are held in trust for Mr. Rendflesh's minor children.


Preferred Stock
---------------

In November 1993, the Company issued 400,000 shares of $5.00 par value Series B Preferred Stock to Aviation Specialists, Inc. in connection with the acquisition of an aircraft. The Preferred Stock paid a dividend of $.30 per share per year, payable monthly and was convertible at the option of the holder into Common Stock of Omega, at a ratio of one share of Preferred Stock for one share of Common Stock. The Preferred Stock was also callable, at the option of Omega, at a call price of $5.00 per share. Additionally, Omega could, at its option, redeem the Preferred Stock at any time by transferring the aircraft back to the seller and issuing 50,000 shares of its Common Stock to the seller. In the last quarter of 1995 the Series B Preferred Stock was redeemed and canceled and the plane was transferred back to the seller for 50,000 shares of Common Stock and an agreement to pay the seller $120,000 in accrued Preferred Stock dividends.
In December 1996, the accrued Preferred Stock dividends were converted to Common Stock by agreement.

In connection with the acquisition of HPA in June 1995, the Company exchanged 400,000 shares of newly issued Series C $5.00 par value convertible Preferred Stock of Omega in partial payment of the purchase price for HPA. In December 1996, the 400,000 shares of Series C convertible Preferred Stock were converted into 666,667 shares of Common Stock by agreement.


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-----------------------------------------------------------

Herbert Maxwell, a director of the Company, was issued 10,000 shares in March 1996 in connection with a working capital loan. Mr. Maxwell also received 90,466 shares in December 1996 in connection with the conversion of liabilities to Common Stock. A. Paul Shapansky was issued 1,056,146 shares in December 1996 in connection with the conversion of liabilities to Common Stock. Mr. Shapansky contributed $18,920 to the Company in 1997 to pay certain liabilities of the Company. In December 1996, the HPA subsidiary was sold to the principal shareholder of the Company (Mr. Shapansky) for a nominal amount.

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

2.4 Stock Exchange Agreement and Plan of Reorganization by and between Omega Development, Inc. And the shareholders of Heater Specialists, Inc. and Primenergy, Inc. dated December 2, 1997.

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

10.4 HPA Stock Purchase Agreement by and between Omega Development, Inc. and Omega Investors LLC #1, effective December 15, 1996 (incorporated by reference to Form 10-KSB of the Company for the year ended December 31,
     1996).

16.1 Letter dated August 17, 1995, issued by Arthur Andersen LLP addressing Registrant disclosures in Form 8-K reporting a change in auditors (Filed as Exhibit 1 to the Form 8-K dated August 15, 1995, previously filed with the Commission, File No. 33-34200).



     (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed with the Securities and Exchange Commission during the last quarter of fiscal 1997.

                                  SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    OMEGA DEVELOPMENT, INC.



Date: March 19, 1998          By:   /S/A. Paul Shapansky
                                 --------------------------
                                   A. Paul Shapansky
                                   Chairman of the Board, President
                                   and Chief Executive Officer and
                                   Principal Financial Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      Signature                       Title                         Date
-----------------------       ---------------------              ----------

/S/A. Paul Shapansky          Chairman of the Board,             March 19, 1998
---------------------           President and Chief
A. Paul Shapansky               Executive Officer and
                                Principal Financial Officer



/S/Herbert Maxwell            Director                           March 19, 1998
---------------------
Herbert Maxwell

                    OMEGA DEVELOPMENT, INC. AND SUBSIDIARIES


                       CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1997 AND 1996

                 WITH REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of
Omega Development, Inc.


We have audited the accompanying consolidated balance sheet of Omega Development, Inc. and subsidiaries as of December 31, 1997 and the related statements of operations and accumulated deficit, changes in stockholders' deficit and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Omega Development, Inc. and subsidiaries as of December 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



                                            /s/ Ernst & Young LLP

Tulsa, Oklahoma
February 25, 1998

                    OMEGA DEVELOPMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                    December 31,
                  ASSETS                                                1997
                                                                    ------------
CURRENT ASSETS:
   Prepaid expenses                                                  $      492

OFFICE EQUIPMENT, at cost net of accumulated depreciation
   of $18,511 in 1997                                                    21,197
                                                                     ----------

TOTAL ASSETS                                                         $   21,689
                                                                     ==========





            LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                          $   49,110


COMMITMENTS AND CONTINGENCIES (Note 8)                                       --


STOCKHOLDERS' DEFICIT:
   Common Stock, $0.001 par value; 25,000,000 shares authorized;
      15,000,000 shares issued and outstanding                           15,000
   Additional Paid in Capital                                         4,604,134
   Accumulated Deficit                                               (4,646,555)
                                                                     ----------
      Total Stockholders' Deficit                                       (27,421)
                                                                     ----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $   21,689
                                                                     ==========








        The accompanying notes are an integral part of these statements.

                    OMEGA DEVELOPMENT, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT


                                                           December 31,
                                                       1997            1996
                                                   ------------    ------------
REVENUES:
   Rental income                                   $         --    $    785,970
   Gain on sale of subsidiary                                --         153,775
   Other income                                              --           1,000
                                                   ------------    ------------
      Total revenues                                         --         940,745
                                                   ------------    ------------
EXPENSES:
   General and administrative                            26,676         284,278
   Depreciation and amortization                          5,472         715,671
   Interest                                                  --         754,647
   Write off excess of cost over book value
      of investment in subsidiary                            --       2,352,098
                                                   ------------    ------------
      Total operating expenses                           32,148       4,106,694
                                                   ------------    ------------
NET LOSS BEFORE EXTRAORDINARY ITEM                      (32,148)     (3,165,949)

EXTRAORDINARY ITEM
   Gain on extinguishment of debt                            --       1,226,243
                                                   ------------    ------------

NET LOSS                                                (32,148)     (1,939,706)
ACCUMULATED DEFICIT, beginning of period             (4,614,407)     (2,674,701)
                                                   ------------    ------------

ACCUMULATED DEFICIT, end of period                  ($4,646,555)    ($4,614,407)
                                                   ============    ============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
   Loss before extraordinary item                  $       0.00          ($0.28)
   Extraordinary gain                                      0.00            0.11
                                                   ------------    ------------
   Net loss per common share                       $       0.00          ($0.17)
                                                   ============    ============

WEIGHTED AVERAGE SHARES OUTSTANDING                  15,000,000      11,178,455
                                                   ============    ============



        The accompanying notes are an integral part of these statements.

                          OMEGA DEVELOPMENT, INC. AND SUBSIDIARIES

                        STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

                                       Preferred                     Common      Common     Additional
                                        Shares       Preferred       Shares       Stock       Paid-In     Accumulated
                                      Outstanding      Stock       Outstanding  Par Value     Capital       Deficit
                                      ----------    -----------    ----------   ----------   ----------    ----------
BALANCE, DECEMBER 31, 1995               400,000    $   786,000    11,112,750      $11,113   $2,683,312   ($2,674,701)
  Issuance of common stock in
    connection with private equity
    offering and notes payable                --             --        88,000           88       57,942           --
  Conversion of liabilities and
    preferred stock into common
    stock                               (400,000)      (786,000)    3,799,250        3,799    1,843,960           --
  Net loss for the period                     --             --            --           --           --    (1,939,706)
                                      ----------    -----------    ----------   ----------   ----------    ----------
BALANCE, DECEMBER 31, 1996                     0              0    15,000,000       15,000    4,585,214    (4,614,407)

  Capital contribution by principal
    shareholder                               --             --            --           --       18,920            --
  Net loss for the period                     --             --            --           --           --       (32,148)
                                      ----------    -----------    ----------   ----------   ----------    ----------

BALANCE, DECEMBER 31, 1997                     0             $0    15,000,000      $15,000   $4,604,134   ($4,646,555)
                                      ==========    ===========    ==========   ==========   ==========    ==========


                    OMEGA DEVELOPMENT, INC. AND SUBSIDIARIES

                             STATEMENT OF CASH FLOWS

                                                                DECEMBER 31,
                                                            1997           1996
                                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                             ($   32,148)   ($1,939,706)
   Adjustments to reconcile net loss to net
      cash provided by operating activities:
         Write off excess of cost over book value of
            investment in subsidiary                             --      2,352,098
         Depreciation and amortization                        5,472        715,671
         Gain on sale of subsidiary                              --       (153,775)
         Extraordinary gain on extinguishment of debt            --     (1,226,243)
   Changes in assets and liabilities:
         Accounts receivable                                     --        174,760
         Prepaid expenses                                     5,130             --
         Deposits and other assets                               --            697
         Accounts payable and accrued liabilities             2,506        (77,895)
         Increase in due to officers/stockholders                --         10,591
                                                        -----------    -----------
            Total adjustments                                13,108      1,795,904
                                                        -----------    -----------
            Net cash used in operating activities           (19,040)      (143,802)
                                                        -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Sale of office and other equipment                            --          6,834
                                                        -----------    -----------
            Net cash provided by investing activities             0          6,834
                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of notes payable                       --         79,000
   Proceeds from sale of common shares                           --         58,000
   Proceeds received from capital contribution               18,920             --
                                                        -----------    -----------
            Net cash provided by financing activities        18,920        137,000
                                                        -----------    -----------
NET INCREASE (DECREASE) IN CASH                                (120)            32
CASH, beginning of period                                       120             88
                                                        -----------    -----------

CASH, end of period                                     $         0    $       120
                                                        ===========    ===========

Cash paid during the period for interest                $        --    $   740,995
                                                        ===========    ===========

        The accompanying notes are an integral part of these statements.

                   OMEGA DEVELOPMENT, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS

                               DECEMBER 31, 1997


1.  ORGANIZATION AND DESCRIPTION OF BUSINESS
--------------------------------------------

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

Since the foreclosure of the ABB Building , the Company ceased all operations and currently has one employee. Omega's current business plan is to seek to acquire or merge with potential businesses that may, in the opinion of management, warrant the Company's involvement. The Company recognizes that as a result of its limited financial, managerial or other resources, the number of suitable potential businesses that may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business in which it participates rather than immediate, short-term earnings. As of December 2, 1997, the Company entered into a Stock Exchange Agreement and Plan of Reorganization to merge with Heater Specialists, Inc. and Primenergy, Inc. See footnote 10, Pending Merger.

The principal stockholder of the Company has agreed to fund the operations of the Company in sufficient amounts for the Company to meet its recorded obligations at December 31, 1997, and its continued operations as a going concern.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------

CONSOLIDATION
-------------

The Company's consolidated financial statements at December 31, 1997 include the accounts of Omega and its wholly owned subsidiary, Omega Capital Corp. All intercompany transactions have been eliminated.

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

EARNINGS PER SHARE
------------------

In 1997, the Financial Accounting Standards Board issued statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

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


3.  BUSINESS DISPOSAL
---------------------

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


4.  REAL ESTATE PROPERTIES
--------------------------

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

5.  NOTES PAYABLE
-----------------

In June 1996, the Company reached an agreement with the bank that held the mortgage on the ABB Building. The loan was payable in monthly installments equal to 100% of the property's net cash flow, matured in October 1997and had an interest rate of 9.36%. The loan was in default due to various violations of the terms of the loan including non payment of interest. In August 1996 the bank instituted foreclosure proceedings which were completed on September 27, 1996, at which time the bank assumed title to the building.

Immediately before the foreclosure, the outstanding principal on the mortgage on the building was approximately $13,584,000. The net book value of the building immediately preceeding the foreclosure was approximately $12,358,000, therefore the transaction resulted in an extraordinary gain of $1,226,000.


6.  STOCKHOLDERS' EQUITY
------------------------

In connection with the acquisition of HPA in June 1995, the Company exchanged 400,000 shares of newly issued Series C $5.00 par value convertible Preferred Stock of Omega in partial payment of the purchase price for HPA. The 400,000 shares of Series C convertible Preferred Stock was convertible into 666,667 shares of Common Stock of Omega, subject to certain anti-dilution adjustments.

During 1996 the Company relied on small equity placements under a private placement memorandum and loans from a Director and a private investor to fund its current overhead. Such equity placements in calendar 1996 totaled $58,000. The equity placements are in the form of Units (58,000 Units) consisting of (i) one share of Common Stock; (ii) one common stock purchase warrant, exercisable into one share of Common Stock per warrant until October 31, 1996, at a price of $2.00; and (iii) one common stock purchase warrant, exercisable into one share of Common Stock per warrant until October 31, 1997, at a price of $3.00. These warrants were not included in the computation of diluted earnings per share because the warrant's exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive. The warrants expired in 1996 and 1997 unexercised.

Working capital loans from a Director and a private investor totaled $79,000 in 1996 and the Company issued a total of 30,000 shares of Common Stock in connection with the working capital loans. The principal shareholder of the Company contributed $18,920 in December 1997 to pay for certain liabilities of the Company.

In December 1996, management reached an agreement with many of its creditors and the holders of the Preferred Stock whereby they would convert their respective liabilities and Preferrred Stock to shares of the Company's Common Stock. In total, $1,061,666 of accounts payables and accrued liabilities and amounts due to officers/directors were converted to 3,132,583 shares of Common

Stock. The Preferred Stock was converted into 666,667 shares of Common Stock in accordance with a previous agreement.


7.  INCOME TAXES
----------------

The Company had certain federal income tax net operating loss carry forwards
(NOLs) at December 31, 1997. SFAS 109 requires that the tax benefit of such NOLs be recorded as an asset to the extent that management concludes the realization of the NOLs is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate taxable income within the carry forward periods. Management has concluded that, using the criteria of SFAS 109, a valuation allowance should be provided for the entire balance of the net deferred tax asset.


8.  COMMITMENTS AND CONTINGENCIES
---------------------------------

The Company had a lease commitment for their executive offices which was to expire in July 1998. In October 1996, the Company found other tenants for its office space and the landlord cancelled its lease. Lease expense during 1996 was $16,131. At December 31, 1997, no other lease commitments exist.


9.  STATEMENT OF CASH FLOWS
---------------------------

For purposes of reporting cash flows, cash includes cash and money market accounts that are due on demand. No cash payments for income taxes were made in 1997 or 1996.

The Company had the following noncash investing and financing activities in 1997 and 1996:

                                                    1997      1996
                                                    ----      ----
     Write off excess of cost over book value of
       investment in subsidiary                     $  --  $ 2,352,098

     Settlements on notes payable                      --   13,584,320

     Foreclosure of ABB Building                       --   12,358,156

     Convert liabilities to Common Stock               --    1,061,666

     Convert Preferred Stock to Common Stock           --      786,000


10.  PENDING MERGER
-------------------

On December 2, 1997, the Company signed a Stock Exchange Agreement and Plan of Reorganization (the "Agreement") with Heater Specialists, Inc. ("HSI") and Primenergy, Inc. ("Prime"). The Agreement provides for a merger of HSI and Prime with Omega. The shareholders of HSI and Prime will exchange all of their outstanding common shares for 8,000,000 newly issued shares of Omega. After the exchange, current shareholders of Omega will hold 1,000,000 shares of common stock. New investors will contribute approximately $3,000,000 of common equity (net of issuance costs) through a private equity offering in exchange for 1,000,000 shares of common stock and stock warrants. The exchange will qualify under either Section 351 or Section 368(a)(1)(B), or both, of the Internal Revenue Code of 1986, as amended, as a "tax-free" exchange or reorganization, subject to the terms and conditions as more fully provided in the Agreement.
The closing is scheduled to take place in April 1998, unless closing is delayed by mutual agreement. The new equity of approximately $3,000,000 will be used to pay down bank credit lines and to fund the business plans of HSI and Prime. The funding is a stipulated condition precedent to closing, however management of Omega cannot assure that such equity will be provided.

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