Form 10QSB
period 1998-06-30
OMEGA DEVELOPMENT INC
filed 2000-03-10
CIK 839439

United States
                       Securities and Exchange Commission

                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended June 30, 1998.
                                        -------------

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

                     8726 S. Florence Ave.; Tulsa, OK 74137
                     --------------------------------------
                    (Address of principal executive offices)

                                  918-299-3212
                                  ------------
                           (Issuer's telephone number)

                 9422 S. College Pl., Suite 222; Tulsa, OK 74127
                 -----------------------------------------------
                 (Former name, former address, and former fiscal
                       year, if changed since last report)




State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock $0.001 Par Value. 15,000,000 shares as of February 1, 2000.

Transitional Small Business Disclosure Format  (check one):   Yes_____   No__X__

                             OMEGA DEVELOPMENT, INC.
                                  June 30, 1998
                                TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION                                                                     Page
------            ---------------------                                                                     ----
         Item 1.     Financial Statements (Unaudited)
                  Consolidated Balance Sheets--
                  June 30,1998 and December 31, 1997............................................................3

                  Consolidated Statements of Operations and Accumulated

                  Deficit--Three Months Ended June 30, 1998 and 1997............................................4

                  Consolidated Statements of Operations and Accumulated

                  Deficit--Six Months Ended June 30, 1998 and 1997..............................................5

                  Consolidated Statements of Cash Flows--Six Months

                  Ended June 30, 1998 and 1997..................................................................6

                  Notes to Consolidated Financial Statements--June 30, 1998.....................................7

         Item 2.           Management's Discussion and Analysis or Plan of Operation............................8

PART II.          OTHER INFORMATION
-------           -----------------
         Item 1.           Legal Proceedings...................................................................10

         Item 2.           Changes in Securities...............................................................10

         Item 3.           Defaults Upon Senior Securities.....................................................10

         Item 4.           Submission of Matters to a Vote of Security Holders.................................10

         Item 5.           Other Information...................................................................10

         Item 6.           Exhibits and Reports on Form 8-K....................................................10

SIGNATURES.....................................................................................................11

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

                             OMEGA DEVELOPMENT, INC.

                           CONSOLIDATED BALANCE SHEETS

                             ASSETS                                                    June 30,               December 31,
                                                                                         1998                    1997
                                                                                     -------------           -------------
                                                                                     (UNAUDITED)
CURRENT ASSETS:
  Prepaid expenses                                                                             $0                     $492


OFFICE AND OTHER EQUIPMENT, net of accumulated
  depreciation of $21,247 and $15,775 in 1998 and 1997,
  respectively                                                                             18,461                   21,197
                                                                                     ------------             ------------

                                                                                          $18,461                  $21,689
                                                                                     ============             ============

              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                                $31,760                  $49,110

COMMITMENTS AND CONTINGENCIES                                                                  --                       --

STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value; 25,000,000 shares authorized; 15,000,000 shares issued and outstanding at June 30, 1998

    and December 31, 1997                                                                  15,000                   15,000
  Additional paid in capital                                                            4,637,653                4,604,134
  Accumulated deficit                                                                  (4,665,952)              (4,646,555)
                                                                                     ------------             ------------
      Total stockholders' deficit                                                         (13,299)                 (27,421)
                                                                                     ------------             ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                               $18,461                  $21,689
                                                                                     ============             ============





   The accompanying notes are an integral part of these financial statements.

                             OMEGA DEVELOPMENT, INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                   (UNAUDITED)

                                                      Three Months Ended
                                                            June 30,
                                                   1998                 1997
                                               -----------          -----------
REVENUES:

  Other income                                          $0                   $0

EXPENSES:

  General and administrative                        13,152                4,244
  Depreciation and amortization                      1,368                1,368
                                               -----------          -----------
   Total operating expenses                         14,520                5,612
                                               -----------          -----------

NET LOSS                                           (14,520)              (5,612)

ACCUMULATED DEFICIT, beginning of period        (4,651,432)          (4,621,050)
                                               -----------          -----------
ACCUMULATED DEFICIT, end of period             ($4,665,952)         ($4,626,662)
                                               ===========          ===========

NET LOSS PER COMMON AND
  COMMON EQUIVALENT SHARE                            $0.00                $0.00
                                               ===========          ===========

WEIGHTED AVERAGE SHARES OUTSTANDING             15,000,000           15,000,000
                                               ===========          ===========


   The accompanying notes are an integral part of these financial statements.

                             OMEGA DEVELOPMENT, INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                   (UNAUDITED)

                                                      Six Months Ended
                                                          June 30,
                                                1998                   1997
                                             -----------           -----------
REVENUES:

  Other income                                        $0                    $0

EXPENSES:

  General and administrative                      16,661                 9,519
  Depreciation and amortization                    2,736                 2,736
                                             -----------           -----------
    Total operating expenses                      19,397                12,255
                                             -----------           -----------

NET LOSS                                         (19,397)              (12,255)

ACCUMULATED DEFICIT, beginning of period      (4,646,555)           (4,614,407)
                                             -----------           -----------

ACCUMULATED DEFICIT, end of period           ($4,665,952)          ($4,626,662)
                                             ===========           ===========


NET LOSS PER COMMON AND
  COMMON EQUIVALENT SHARE                          $0.00                 $0.00
                                             ===========           ===========


WEIGHTED AVERAGE SHARES OUTSTANDING           15,000,000            15,000,000
                                             ===========           ===========
















    The accompanying notes are an integral part of thes financial statements.

                             OMEGA DEVELOPMENT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                        Six Months Ended
                                                                              June 30,
                                                                     1998                    1997
                                                                   --------                --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         ($19,397)               ($12,255)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                   2,736                   2,736
      Changes in assets and liabilities:
        Prepaid expenses                                                492                       0
        Deposits and other assets                                         0                   2,491
        Accounts payable and accrued liabilities                    (17,350)                  6,927
                                                                   --------                --------
        Total adjustments                                           (14,122)                 12,154
                                                                   --------                --------

        Net cash used in operating activities                       (33,519)                   (101)

CASH FLOWS FROM INVESTING ACTIVITIES:                                     0                       0

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds received from capital contribution                        33,519                       0
                                                                   --------                --------

NET INCREASE (DECREASE) IN CASH                                           0                    (101)

CASH, beginning of period                                                 0                     120
                                                                   --------                --------

CASH, end of period                                                      $0                     $19
                                                                   ========                ========


Cash paid during the period for interest                                 $0                      $0
                                                                   ========                ========






   The accompanying notes are an integral part of these financial statements.

                             OMEGA DEVELOPMENT, INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 1998

                                   (UNAUDITED)

Note A--Basis of Presentation

The accompanying unaudited consolidated financial statements of Omega Development, Inc. ("Omega" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information and a current discussion of the Company's financial status, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997, previously filed.

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

The Company's business plan at June 30, 1998 is to seek to acquire or merge with potential businesses that may, in the opinion of management, warrant the Company's involvement. The Company recognizes that as a result of its limited financial, managerial or other resources, the number of suitable potential businesses that may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business in which it participates rather than immediate, short-term earnings. (See Note C following.)

Note C--Subsequent Event

On April 15, 1998, the Company executed an Agreement and Plan of Merger (the "Agreement"), which was entered into as of December 2, 1997, by and among the Company, two newly formed limited liability companies owned by the Company and Heater Specialists, Inc. ("HSI") and Primenergy, Inc. The Agreement to merge the companies was conditioned upon Omega raising new equity of not less than $3,000,000 on or before May 31, 1998, subject to extension by mutual agreement. Omega was unable to provide the new equity in accordance with the terms of the Agreement and the Agreement was terminated on August 6, 1998.

The Company has entered into an Agreement and Plan of Reorganization dated as of January 31, 2000, with BBJ Environmental Solutions, Inc. ("BBJ") and certain stockholders of BBJ. The agreement contemplates that the Company will acquire all of the outstanding capital stock of BBJ in exchange for that number of shares of common stock of the Company that will cause the BBJ shareholders to own in the aggregate approximately 83% of the outstanding common stock of the Company. It is contemplated that this will be accomplished through a combination of common stock issuances by the Company, a reverse stock split of the Company's outstanding common stock and the return of outstanding shares of the Company's common stock to the treasury. BBJ develops, manufactures and markets indoor environmental solutions with products and devices that control contamination and air pollution in heating, ventilation and air-conditioning systems of homes, offices, health care facilities, food processing plants, schools and public buildings. Completion of the transaction with BBJ is subject to several conditions, including completion of a one-for-three reverse stock split.

Item 2.           Management's Discussion and Analysis or Plan of Operation

Plan of Operation
-----------------

The Company's business plan at June 30, 1998 is to seek to acquire or merge with potential businesses that may, in the opinion of Management, warrant the Company's involvement. The Company recognizes that as a result of its limited financial, managerial or other resources, the number of suitable potential businesses that may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business in which it participates rather than immediate, short-term earnings. In seeking to attain its business objectives, the Company will not restrict its search to any particular industry.

After the 1994 Reorganization and the 1996 foreclosure of the ABB Building and the abandonment of the HPA plans, discussed above, the Company has only one employee, no office and the ongoing general and administrative expenses are near zero.

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997
-----------------------------------------------------------------------------

The net loss for the three months ended June 30, 1998 was $14,520 compared to a net loss of $5,612 for the three months ended June 30, 1997.

General and administrative expenses increased $8,908 in the second quarter of 1998 as compared to the second quarter of 1997. The increase is due to an increase in audit, accounting and printing expenses in the current quarter in connection with the proposed merger (discussed in Note C above), as compared to the same quarter in 1997.

Depreciation and amortization expenses were the same amount in both the quarter ended June 30, 1998 and June 30, 1997.

No income tax expense or benefit has been recorded for 1998, as a valuation allowance has been provided for the tax effects of the entire net operating loss carry forwards and other net deductible temporary differences.


Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997
-------------------------------------------------------------------------

The net loss for the six months ended June 30, 1998 was $19,397 compared to a net loss of $12,255 for the six months ended June 30, 1997.

General and administrative expenses increased $7,142 in the first half of 1998 as compared to the first half of 1997. The increase is due to an increase in audit, accounting and printing expenses in the current period in connection with the proposed merger (discussed in Note C above), as compared to the same period in 1997.

Depreciation and amortization expenses were the same amount in both the six month periods ended June 30, 1998 and June 30, 1997.

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

                           None.

         Item 6.           Exhibits and Reports on Form 8-K.

                           (a)      Exhibits.
                                    ---------
                                    None.

                           (b)      Reports on Form 8-K.
                                    --------------------

                                    No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      OMEGA DEVELOPMENT, INC.
                                      (Registrant)




Date:    February 22, 2000            By: \s\ A. Paul Shapansky
     ------------------------                 ----------------------------------
                                      A. Paul Shapansky, President and Chief
                                      Executive Officer, and Principal Financial
                                      Officer