Form 10QSB
period 1998-09-30
OMEGA DEVELOPMENT INC
filed 2000-03-10
CIK 839439

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended September 30, 1998.
                                        -------------------

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

                             OMEGA DEVELOPMENT, INC.
                               September 30, 1998
                                TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION                                                                     Page
------            ---------------------                                                                     ----
         Item 1.     Financial Statements (Unaudited)
                  Consolidated Balance Sheets--
                  September 30,1998 and December 31, 1997.......................................................3

                  Consolidated Statements of Operations and Accumulated

                  Deficit--Three Months Ended September 30, 1998 and 1997.......................................4

                  Consolidated Statements of Operations and Accumulated

                  Deficit-Nine Months Ended September 30, 1998 and 1997.........................................5

                  Consolidated Statements of Cash Flows-Nine Months

                  Ended September 30, 1998 and 1997.............................................................6

                  Notes to Consolidated Financial Statements-September 30, 1998.................................7

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

         Item 4.           Submission of Matters to a Vote of Security Holders.................................10

         Item 5.           Other Information...................................................................10

         Item 6.           Exhibits and Reports on Form 8-K....................................................10

SIGNATURES.....................................................................................................11

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

                             OMEGA DEVELOPMENT, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                      September 30,            December 31,
                                                                                          1998                     1997
                                                                                       -----------             -----------
                                                                                      (UNAUDITED)
CURRENT ASSETS:
  Prepaid expenses                                                                             $0                     $492


OFFICE AND OTHER EQUIPMENT, net of accumulated
  depreciation of $24,412 and $15, 775 in 1998 and 1997,
  respectively                                                                             15,296                   21,197
                                                                                      -----------              -----------

                                                                                          $15,296                  $21,689
                                                                                      ===========              ===========

              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                                $38,304                  $49,110

COMMITMENTS AND CONTINGENCIES                                                                 ---                      ---

STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value; 25,000,000 shares authorized;
    15,000,000 shares issued and outstanding at September 30, 1998
    and December 31, 1997                                                                  15,000                   15,000
  Additional paid in capital                                                            4,642,653                4,604,134
  Accumulated deficit                                                                  (4,680,661)              (4,646,555)
                                                                                      -----------              -----------
      Total stockholders' deficit                                                         (23,008)                 (27,421)
                                                                                      -----------              -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                               $15,296                  $21,689
                                                                                      ===========              ===========




   The accompanying notes are an integral part of these financial statements.

                                        OMEGA DEVELOPMENT, INC.

              CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                   (UNAUDITED)

                                                    Three Months Ended
                                                        September 30,
                                                 1998                 1997
                                             -----------          -----------
REVENUES:
  Other income                                        $0                   $0

EXPENSES:
  General and administrative                      11,544                4,311
  Depreciation and amortization                    3,165                1,368
                                             -----------          -----------
    Total operating expenses                      14,709                5,679
                                             -----------          -----------
NET LOSS                                         (14,709)              (5,679)

ACCUMULATED DEFICIT, beginning of period      (4,665,952)          (4,626,662)
                                             -----------          -----------

ACCUMULATED DEFICIT, end of period           ($4,680,661)         ($4,632,341)
                                             ===========          ===========


NET LOSS PER COMMON AND
  COMMON EQUIVALENT SHARE                          $0.00                $0.00
                                             ===========          ===========


WEIGHTED AVERAGE SHARES OUTSTANDING           15,000,000           15,000,000
                                             ===========          ===========











   The accompanying notes are an integral part of these financial statements.

                             OMEGA DEVELOPMENT, INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                   (UNAUDITED)

                                                      Nine Months Ended
                                                        September 30,
                                                 1998                  1997
                                              ----------           -----------
REVENUES:
  Other income                                        $0                    $0

EXPENSES:
  General and administrative                      28,205                13,830
  Depreciation and amortization                    5,901                 4,104
                                             -----------           -----------
    Total operating expenses                      34,106                17,934
                                             -----------           -----------

NET LOSS                                         (34,106)              (17,934)

ACCUMULATED DEFICIT, beginning of period      (4,646,555)           (4,614,407)
                                             -----------           -----------

ACCUMULATED DEFICIT, end of period           ($4,680,661)          ($4,632,341)
                                             ===========           ===========


NET LOSS PER COMMON AND
  COMMON EQUIVALENT SHARE                          $0.00                 $0.00
                                             ===========           ===========


WEIGHTED AVERAGE SHARES OUTSTANDING           15,000,000            15,000,000
                                             ===========           ===========
















   The accompanying notes are an integral part of these financial statements.

                             OMEGA DEVELOPMENT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                 1998                    1997
                                                               --------                --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                     ($34,106)               ($17,934)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                               5,901                   4,104
      Changes in assets and liabilities:
        Prepaid expenses                                            492                       0
        Deposits and other assets                                     0                   3,784
        Accounts payable and accrued liabilities                (10,806)                  9,926
                                                               --------                --------
        Total adjustments                                        (4,413)                 17,814
                                                               --------                --------

        Net cash used in operating activities                   (38,519)                   (120)

CASH FLOWS FROM INVESTING ACTIVITIES:                                 0                       0

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds received from capital contribution                    38,519                       0
                                                               --------                --------

NET INCREASE (DECREASE) IN CASH                                       0                    (120)

CASH, beginning of period                                             0                     120
                                                               --------                --------

CASH, end of period                                                  $0                      $0
                                                               ========                ========


Cash paid during the period for interest                             $0                      $0
                                                               ========                ========






   The accompanying notes are an integral part of these financial statements.

                             OMEGA DEVELOPMENT, INC.

                   Notes to Consolidated Financial Statements

                               September 30, 1998

                                   (UNAUDITED)

Note A--Basis of Presentation

The accompanying unaudited consolidated financial statements of Omega Development, Inc. ("Omega" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information and a current discussion of the Company's financial status, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997, previously filed.

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

Description of Business
-----------------------

The Company's operations and overhead were significantly reduced after the foreclosure of the ABB Building in September 1996 and the subsequent abandonment of the HPA business plan. During the current quarter, the Company had only one employee, no office and the ongoing general and administrative expenses were minimal.

The Company's business plan at September 30, 1998 is to seek to acquire or merge with potential businesses that may, in the opinion of management, warrant the Company's involvement. The Company recognizes that as a result of its limited financial, managerial or other resources, the number of suitable potential businesses that may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business in which it participates rather than immediate, short-term earnings. (See Note C following.)

Note C--Subsequent Events

On April 15, 1998, the Company executed an Agreement and Plan of Merger (the "Agreement"), which was entered into as of December 2, 1997, by and among the Company, Heater Specialists, Inc. ("HSI") and Primenergy, Inc. The Agreement to merge the companies was conditioned upon Omega raising new equity of not less than $3,000,000 on or before May 31, 1998, subject to extension by mutual agreement. Omega was unable to provide the new equity in accordance with the terms of the Agreement and the Agreement was terminated on August 6, 1998.

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

Item 2.           Management's Discussion and Analysis or Plan of Operation

Plan of Operation
-----------------

The Company's business plan at September 30, 1998 is to seek to acquire or merge with potential businesses that may, in the opinion of Management, warrant the Company's involvement. The Company recognizes that as a result of its limited financial, managerial or other resources, the number of suitable potential businesses that may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business in which it participates rather than immediate, short-term earnings. In seeking to attain its business objectives, the Company will not restrict its search to any particular industry.

After the 1994 Reorganization and the 1996 foreclosure of the ABB Building and the abandonment of the HPA plans, discussed above, the Company has only one employee, no office and the ongoing general and administrative expenses are minimal.

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997


The net loss for the three months ended September 30, 1998 was $14,709 compared to a net loss of $5,679 for the three months ended September 30, 1997.

General and administrative expenses increased $7,233 in the third quarter of 1998 as compared to the third quarter of 1997. The increase is due to an increase in audit, accounting and printing expenses in the current quarter in connection with the proposed merger (discussed in Note C above), as compared to the same quarter in 1997.

Depreciation and amortization expenses increased $1,797 in the third quarter of 1998 as compared to the third quarter of 1997.

No income tax expense or benefit has been recorded for 1998, as a valuation allowance has been provided for the tax effects of the entire net operating loss carry forwards and other net deductible temporary differences.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

The net loss for the nine months ended September 30, 1998 was $34,106 compared to a net loss of $17,934 for the nine months ended September 30, 1997.

General and administrative expenses increased $14,375 in the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997. The increase is due to an increase in audit, accounting and printing expenses in the current period in connection with the proposed merger (discussed in Note C above), as compared to the same period in 1997.

Depreciation and amortization expenses increased $1,797 in the first nine months of 1998 as compared to the first nine months of 1997.

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

         Item 6.           Exhibits and Reports on Form 8-K.

                           (a)      Exhibits.
                                    ---------

                                    None.

                           (b)      Reports on Form 8-K.
                                    --------------------

                                    No reports on Form 8-K were filed during the quarter ended September 30, 1998.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  OMEGA DEVELOPMENT, INC.
                                  (Registrant)




Date: February 28, 2000           By: \s\ A. Paul Shapansky
      -----------------               ---------------------
                                     A. Paul Shapansky, President and Chief
                                     Executive Officer, and Principal Financial
                                     Officer