Form 10KSB
period 1998-12-31
OMEGA DEVELOPMENT INC
filed 2000-03-10
CIK 839439

FORM 10-KSB
                                   SECURITIES AND EXCHANGE COMMISSION

                                         Washington, D.C. 20549


(Mark One)

   X   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
------ 1934
       For the fiscal year ended:   December 31, 1998
                                    -----------------

------ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 (No Fee Required)

       For the transition period from_____________to______________ Commission file number: 33-34200

                             OMEGA DEVELOPMENT, INC.
                            -----------------------
                 (Name of small business issuer in its charter)

          Nevada                                          13-3476854
          ------                                      -------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

8726 S. Florence Ave.
Tulsa, OK                                                  74137
------------------------------                             -----
(Address of principal executive offices)                 (Zip Code)

Issuer(s)telephone number: (918) 299-3212
                           --------------

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
Yes     No  X
   ----   -----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ X ]

State Issuer's revenues for its most recent fiscal year.  $ 0 .
                                                          ----

State the aggregate market value of the voting stock held by non-affiliates. The Common Stock does not trade on any recognized stock exchange. It is estimated that the value is $0.01 per share or less.

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. 15,000,000 shares of common stock, $.001 par value, as of February 1, 2000.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT. YES      NO  X
                                                             ----    ----

                                   FORM 10-KSB
                             OMEGA DEVELOPMENT, INC.
                                  ANNUAL REPORT
                                DECEMBER 31, 1998

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

Item 10. Executive Compensation . . . . . . . . . . . . . . . . . 9

Item 11. Security Ownership of Certain Beneficial
         Owners and Management. . . . . . . . . . . . . . . . . . 9

Item 12. Certain Relationships and Related Transactions . . . . .10

Item 13. Exhibits and Reports on Form 8-K . . . . . . . . . . . .11


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

On September 27, 1996, the bank holding the mortgage on the only operating asset of the Company, a general purpose office building (the "ABB Building") located in Windsor, Connecticut, completed foreclosure proceedings on that building. Since that time the Company has had no ongoing operations and minimal activity.

Plan of Operation
-----------------

The Company's business plan at December 31, 1998 is to seek to acquire or merge with potential businesses that may, in the opinion of management, warrant the Company's involvement. The Company recognizes that as a result of its limited financial, managerial or other resources, the number of suitable potential businesses that may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business in which it participates rather than immediate, short-term earnings. As of December 2, 1997, the Company entered into a Stock Exchange Agreement and Plan of Reorganization (the "Agreement") to acquire Heater Specialists, Inc. and Primenergy, Inc., however, the Agreement was subsequently terminated on August 6, 1998. See footnote 7, Merger Activity, to the Financial Statements following on page F-8.

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

Employees
---------

As of December 31, 1998, the Company employed 1 person.

Item 2.     Description of Property
-----------------------------------

As of December 31, 1998, the Company neither owned nor leased any property.

Item 3.     Legal Proceedings
-----------------------------

None.



Item 4.     Submission of Matters to a Vote of Security Holders
---------------------------------------------------------------

There were no matters submitted to the Company's stockholders during the fourth quarter of the fiscal year ended December 31, 1998.

                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters
--------------------------------------------------------------------

To date there has been no significant public market for the Company's Common Stock. In light of the Company's lack of business operations or properties as of December 31, 1998, it is unlikely its Common Stock had any value other than a nominal value. Of the 15,000,000 shares of the Company's common stock presently outstanding, approximately 14,252,130 shares or 95.0% are "restricted securities," as the SEC's rules and regulations define such term. The holders of these restricted shares may not sell them in the public market unless they are first registered for sale under the Act, or are sold in compliance with Rule 144 under the Act. The holders of approximately 8,784,564 shares are "affiliates," as defined by the Act (See "Item 11. - Security Ownership of Certain Beneficial Owners and Management," following).

In connection with the acquisition of HPA in 1995, the selling stockholders received demand and "piggyback" registration rights for the Common Stock exchanged and for the Common Stock into which the Series C Preferred Stock was converted. Additionally, under the terms of a private offering under which 209,000 shares of Common Stock were sold, the investors were granted registration rights within six months after the closing date of the offering.

As described above, approximately 14,252,130 shares of the Company's Common Stock which are currently outstanding are "restricted" securities, as Rule 144 promulgated under the Act defines that term. In the future, the holders of these shares may sell them in compliance with Rule 144. Generally under Rule 144, a person holding restricted securities for a period of at least one year may, if there is adequate public information available concerning the Company, every three months sell in ordinary brokerage transactions or transactions with a market maker an amount equal to the greater of (i) 1% of the Company's then outstanding stock, or (ii) the average weekly volume of sales during the four calendar weeks preceding the sale. After two years have elapsed, a person who is not an affiliate of the Company may sell an unlimited amount of the restricted securities. Under Rule 144, however, affiliates of the Company are subject to these volume limitations as long as they are affiliated with the Company and for a period of at least three months after their affiliation ends, regardless of the length of the holding period. Sales under Rule 144 may, in the future, tend to depress the market price of the Company's securities should a public market develop.

At February 1, 2000, there were approximately 571 record holders of the Company's Common Stock. The Company has not paid any cash dividends on shares of its Common Stock since its inception and currently intends to retain earnings in the future for the Company's operations and expansion of its business.

Item 6. Managements' Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

                                PLAN OF OPERATION
                                -----------------

The Company's business plan at December 31, 1998 is to seek to acquire or merge with potential businesses that may, in the opinion of management, warrant the Company's involvement. The Company recognizes that as a result of its limited financial, managerial or other resources, the number of suitable potential businesses that may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business in which it participates rather than immediate, short-term earnings. In seeking to attain its business objectives, the Company will not restrict its search to any particular industry. As of December 2, 1997, the Company entered into a Stock Exchange Agreement and Plan of Reorganization (the "Agreement") to acquire Heater Specialists, Inc. and Primenergy, Inc., however, the Agreement was subsequently terminated on August 6, 1998. See footnote 7, Merger Activity, to the Financial Statements following on page F-8.

Since the loss of the ABB Building through foreclosure (See Item 1, Description of Business, above), the Company has had no ongoing operations and minimal activity.

At present, the Company has only one employee, no office and the on going general and administrative expenses are minimal. During 1996, the Company had a significant working capital deficit and suffered a severe cash flow problem. The Company has relied on equity contributions from a stockholder, small equity placements under a private placement memorandum and loans from Directors and a private investor to fund its current overhead. The principal shareholder of the Company made capital contributions of $38,519 in 1998 and $18,920 in 1997 to pay certain liabilities of the Company. The principal stockholder of the Company has agreed to fund the operations of the Company in sufficient amounts for the Company to meet its recorded obligations at December 31, 1998, and its continued operations as a going concern.

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

               RESULTS OF OPERATIONS - FISCAL 1998 VS. FISCAL 1997
               ---------------------------------------------------

The net loss for the year ended December 31, 1998 was $41,012 compared to a net loss of $32,148 for the year ended December 31, 1997. Generally, the increased net loss for the current year is attributable to an increase in the merger activity of the Company during fiscal 1998 and resulting increases in legal and accounting expenses.

General and administrative expenses increased approximately $5,270 (20%) in the current year as compared to the prior year. The increase is primarily due to an increase in the merger activity of the Company during fiscal 1998 and resulting increases in legal and accounting expenses.

Depreciation and amortization expenses increased approximately $3,594 (66%) in 1998 as compared to 1997. This increase is primarily attributable to accelerating the depreciation of the fixed assets somewhat due to the expected lives of the assets.

No income tax expense or benefit has been recorded for 1998, as a valuation allowance has been provided for the tax effects of the entire net operating loss carry forwards and other net deductible temporary differences.

Some of the information in this report constitutes "forward looking" statements under the Private Securities Litigation Reform Act of 1995. Although Omega believes its expectations are based on reasonable assumptions within the bounds of its knowledge of its businesses, there is no assurance these transactions and financial goals will be achieved. Factors that could cause actual results to differ from those in forward looking statements, or used as a basis for forward looking statements, include the success in the Company's plan to acquire or merge with potential businesses and the success of those businesses.

Item 7. Financial Statements
----------------------------

The information required by this Item begins at page F-1 following page 14 hereof.

Item 8. Changes in and Disagreements with Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure
--------------------

At a meeting held on February 1, 2000, the Board of Directors of the Company approved the engagement of Henderson Sutton & Co., P.C. as its independent auditors for the fiscal year ending December 31, 1998, to replace the firm of Ernst & Young LLP, who were dismissed as auditors of the Company effective August 15, 1998.

The reports of Ernst & Young LLP on the Company's financial statements for 1997 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

In connection with the audit of the Company's financial statements for the year ended December 31, 1997, and in the subsequent interim period, there were no disagreements with Ernst & Young LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Ernst & Young LLP would have caused Ernst & Young LLP to make reference to the matter in their report.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance
--------------------------------------------------------------------------------
with Section 16(a) of the Exchange Act
--------------------------------------

DIRECTORS AND EXECUTIVE OFFICERS

The directors and executive officers of the Company are as follows. The Company expects that these persons will serve in these offices until the next annual meeting or until their respective successors are elected and qualified:

    Name                              Age                      Position
--------------------                -------          -----------------------------
A. Paul Shapansky.                    49              Chairman of the Board, President
                                                         and Chief Executive Officer and
                                                         Principal Financial Officer

Herbert Maxwell                       79              Director


A. Paul Shapansky. Mr. Shapansky joined the Company in January 1994 as Chief Operating Officer and was appointed Chairman, President and Chief Executive Officer in December 1994 in connection with the 1994 Reorganization. He has served as a financial consultant to the Company through his investment banking firm, A.G. Group Inc., since March 1993 and was responsible for the combination with Lewison Enterprises, Inc. and Omega Development Corp. in July 1993, arranging new funding for the Company's operations and the 1994 Reorganization in December 1994. Mr. Shapansky has been President and owner of A.G. Group Inc., an investment banking firm, since 1988. He is currently the Chief Financial Officer for eHDL, Inc., a health care services company located in south Florida. From September 1996 to September 1997, Mr. Shapansky was a Financial Advisor for Prudential Securities, Inc. Mr. Shapansky has a Bachelor of Commerce (Honours) degree in Actuarial Mathematics and Finance, from the University of Manitoba in Winnipeg, Canada.

Herbert Maxwell. Mr. Maxwell has been a director of the Company since December 1994. He has been self-employed as a crisis management consultant and investor for over 20 years. Mr. Maxwell resides in the Manhattan district of New York City and also serves as President and a director for Zachary Ventures, Inc. and is a director on numerous other private companies.

The Company's directors are elected for one year terms and hold office until their successors are elected. The number of directors serving on the Board is two. The Company's officers are elected annually by the Board of Directors.

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

Item 10. Executive Compensation
-------------------------------

No executive officer of Omega received compensation in excess of $100,000 during 1998.

Compensation Of Directors
-------------------------

Directors receive no additional compensation for service on the Board of Directors or any committee thereof. All Directors are reimbursed by the Company for out-of-pocket expenses incurred by them in connection with their service on the Board of Directors and any committee thereof.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

Principal Shareholders - Common Stock
-------------------------------------

The following table shows the number of shares of Common Stock of the Company beneficially owned, as of February 1, 2000, by (i) the persons known to the Company to be the beneficial owners of more than five percent (5%) of the outstanding shares, (ii) each of the directors of the Company, (iii) the Company's Chief Executive Officer, and (iv) by all executive officers and directors of the Company as a group, as follows:

Name and Address of                Number of Shares              Percentage  of
Beneficial Owner                  Beneficially Owned          Outstanding Shares
----------------                  ------------------          ------------------

A. Paul Shapansky                   7,352,429 (1)                      49.0%
8726 S. Florence Ave.
Tulsa, OK  74137

Herbert Maxwell                     1,432,135                           9.6%
1501 Broadway
Suite 1807
New York, NY  10036

Dennis W. Rendflesh                 1,675,141 (2)                      11.2%
508 Whiston Pl.
Edmonton, Alberta
Canada T6M2C6

RAS Investment Banking Group        1,600,000                          10.7%
2 Broadway
New York, NY  10004-2801

All Executive Officers and          8,784,564                          58.6%
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

In the event the transaction with BBJ Environmental, described above, is consummated, the persons listed above will as a group own less than 10% of the outstanding common Stock of the Company.

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

Herbert Maxwell, a director of the Company, was issued 10,000 shares in March 1996 in connection with a working capital loan. Mr. Maxwell also received 90,466 shares in December 1996 in connection with the conversion of liabilities to Common Stock. A. Paul Shapansky was issued 1,056,146 shares in December 1996 in connection with the conversion of liabilities to Common Stock. Mr. Shapansky contributed $38,519 to the Company in 1998 and $18,920 in 1997 to pay certain liabilities of the Company. In December 1996, a subsidiary of the company, Home Partners of America, Inc., was sold to the principal shareholder of the Company (Mr. Shapansky) for a nominal amount.

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

4.4 Certificate of Designation of Series C Convertible Preferred Stock filed June 7, 1995 (incorporated by reference to Form 10-KSB of the Company for the year ended December 31, 1995).

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

10.4 HPA Stock Purchase Agreement by and between Omega Development, Inc. and Omega Investors LLC #1, effective December 15, 1996 (incorporated by reference to Form 10-KSB of the Company for the year ended December 31,
         1996).

10.5 Agreement and Plan of Reorganization dated January 31, 2000, by and among the Company, BBJ Environmental Solutions, Inc. and the Stockholders of BBJ Environmental.

16.1 Letter dated August 17, 1995, issued by Arthur Andersen LLP addressing Registrant disclosures in Form 8-K reporting a change in auditors (Filed as Exhibit 1 to the Form 8-K dated August 15, 1995, previously filed with the Commission, File No. 33-34200).

         (b)      Reports on Form 8-K

                  There were no reports on Form 8-K filed with the Securities and Exchange Commission during the last quarter of fiscal 1998.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            OMEGA DEVELOPMENT, INC.

Date: February 29,2000                      By: /s/ A. Paul Shapansky
                                                --------------------------
                                            A. Paul Shapansky
                                            Chairman of the Board, President
                                            and Chief Executive Officer and
                                            Principal Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     Signature                     Title                                   Date
     ---------                     -----                                   ----
/s/ A. Paul Shapansky          Chairman of the Board,                February 29,2000
---------------------          President and Chief
A. Paul Shapansky              Executive Officer and
                               Principal Financial Officer

/s/ Herbert Maxwell            Director                              February 29,2000
--------------------
Herbert Maxwell

/s/ James R. Flaherty          Chief Accounting Officer              February 29,2000
----------------------         and Secretary
James R. Flaherty


                    OMEGA DEVELOPMENT, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1998 AND 1997

                  WITH REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Omega Development, Inc.:


We have audited the accompanying consolidated balance sheet of Omega Development, Inc. and subsidiaries as of December 31, 1998 and the related statements of operations and accumulated deficit, changes in stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Omega Development, Inc. for the year ended December 31, 1997 were audited by other auditors, whose report, dated February 25, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Omega Development, Inc. and subsidiaries as of December 31, 1998, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

HENDERSON SUTTON & CO., P.C.



Tulsa, Oklahoma
February 22, 2000

                    OMEGA DEVELOPMENT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                             ASSETS                                December 31,
                                                                        1998
                                                                    -----------

CURRENT ASSETS                                                      $         0



OFFICE AND OTHER EQUIPMENT, net of accumulated
  depreciation of $27,577 in 1998                                        12,131
                                                                    -----------

TOTAL ASSETS                                                        $    12,131
                                                                    ===========

              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                          $    42,045

COMMITMENTS AND CONTINGENCIES (Note 5)                                     --

STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value; 25,000,000 shares authorized;
    15,000,000 shares issued and outstanding                             15,000
  Additional paid in capital                                          4,642,653
  Accumulated deficit                                                (4,687,567)
                                                                    -----------
      Total stockholders' deficit                                       (29,914)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $    12,131
                                                                    ===========

   The accompanying notes are an integral part of these financial statements.

                    OMEGA DEVELOPMENT, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                                           December 31,
                                                       1998            1997
                                                   ------------    ------------
REVENUES:
  Total revenues                                   $          0    $          0

EXPENSES:

  General and administrative                             31,946          26,676
  Depreciation and amortization                           9,066           5,472
                                                   ------------    ------------
    Total operating expenses                             41,012          32,148
                                                   ------------    ------------

NET LOSS                                                (41,012)        (32,148)

ACCUMULATED DEFICIT, beginning of period             (4,646,555)     (4,614,407)
                                                   ------------    ------------

ACCUMULATED DEFICIT, end of period                 ($ 4,687,567)   ($ 4,646,555)
                                                   ============    ============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
   Net loss per common share                       $       0.00    $       0.00
                                                   ============    ============


WEIGHTED AVERAGE SHARES OUTSTANDING                  15,000,000      15,000,000
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                    OMEGA DEVELOPMENT, INC. AND SUBSIDIARIES

                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

                                                       Common          Common        Additional
                                                       Shares           Stock         Paid-In        Accumulated
                                                     Outstanding      Par Value       Capital          Deficit
                                                   ------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                              15,000,000         $15,000     $4,585,214        ($4,614,407)
   Capital contribution by principal
      shareholder                                               --              --         18,920                 --
   Net loss for the period                                      --              --             --            (32,148)
                                                   ------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                              15,000,000          15,000      4,604,134         (4,646,555)

   Capital contribution by principal
      shareholder                                               --              --         38,519                 --
   Net loss for the period                                      --              --             --            (41,012)
                                                   ------------------------------------------------------------------

BALANCE, DECEMBER 31, 1998                              15,000,000         $15,000     $4,642,653        ($4,687,567)
                                                   ==================================================================

   The accompanying notes are an integral part of these financial statements.

                    OMEGA DEVELOPMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                             December 31,
                                                                                                    1998                     1997
                                                                                                 -----------              ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                        ($41,012)                ($32,148)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                                                  9,066                    5,472
      Changes in assets and liabilities:
        Prepaid expenses                                                                               492                    5,130
        Accounts payable and accrued liabilities                                                    (7,065)                   2,506
                                                                                                  --------                 --------
        Total adjustments                                                                            2,493                   13,108
                                                                                                  --------                 --------

        Net cash used in operating activities                                                      (38,519)                 (19,040)

CASH FLOWS FROM INVESTING ACTIVITIES:                                                                    0                        0

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds received from capital contribution                                                       38,519                   18,920
                                                                                                  --------                 --------

NET INCREASE (DECREASE) IN CASH                                                                          0                     (120)

CASH, beginning of period                                                                                0                      120
                                                                                                  --------                 --------

CASH, end of period                                                                               $      0                 $      0
                                                                                                  ========                 ========


Cash paid during the period for interest                                                          $      0                 $      0
                                                                                                  ========                 ========

   The accompanying notes are an integral part of these financial statements.

                    OMEGA DEVELOPMENT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

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

On September 27, 1996, the bank holding the mortgage on the Company's sole operating asset, the ABB Building, a 142,000 square foot general purpose office building, located in Windsor, Connecticut, a suburb of Hartford completed foreclosure proceedings on the building.

Since the foreclosure of the ABB Building , the Company ceased all operations and currently has one employee. Omega's current business plan is to seek to acquire or merge with potential businesses that may, in the opinion of management, warrant the Company's involvement. The Company recognizes that as a result of its limited financial, managerial or other resources, the number of suitable potential businesses that may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business in which it participates rather than immediate, short-term earnings. As of December 2, 1997, the Company entered into a Stock Exchange Agreement and Plan of Reorganization (the "Agreement") to merge with Heater Specialists, Inc. and Primenergy, Inc., however, the Agreement was subsequently terminated on August 6, 1998. See footnote 7, Merger Activity.

The principal stockholder of the Company has agreed to fund the operations of the Company in sufficient amounts for the Company to meet its recorded obligations at December 31, 1998, and its continued operations as a going concern.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------------

Consolidation
-------------

The Company's consolidated financial statements at December 31, 1998 include the accounts of Omega and its wholly owned subsidiary, Omega Capital Corp. All intercompany transactions have been eliminated.

Depreciation and Amortization
-----------------------------

Depreciation is recorded using the straight-line method over the estimated useful lives of the office equipment.

Income Taxes
------------

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). Deferred taxes are determined based on the estimated future tax effects of differences between the financial statements and tax basis of assets and liabilities and of net operating loss carry forwards ("NOL"). SFAS 109 requires that the tax benefit of such NOLs be recorded as an asset to the extent that management concludes the realization of the NOLs is "more likely than not."

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

3.  STOCKHOLDERS' EQUITY
------------------------

The principal shareholder of the Company has agreed to fund the operations of the Company to meet its recorded obligations at December 31, 1998, and its continued operations as a going concern. The principal stockholder of the Company contributed $38,519 in 1998 and $18,920 in 1997 to pay for certain liabilities of the Company.

4. INCOME TAXES
---------------

The Company had certain federal income tax net operating loss carry forwards
(NOLs) at December 31, 1998. SFAS 109 requires that the tax benefit of such NOLs be recorded as an asset to the extent that management concludes the realization of the NOLs is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate taxable income within the carry forward periods. Management has concluded that, using the criteria of SFAS 109, a valuation allowance should be provided for the entire balance of the net deferred tax asset.

5.  COMMITMENTS AND CONTINGENCIES
---------------------------------

At December 31, 1998, no lease commitments existed.

6.  STATEMENT OF CASH FLOWS
---------------------------

For purposes of reporting cash flows, cash includes cash and money market accounts that are due on demand. No cash payments for income taxes were made in 1998 or 1997.

7.  MERGER ACTIVITY
-------------------

On April 15, 1998, the Company executed an Agreement and Plan of Merger (the "Agreement"), which was entered into as of December 2, 1997, by and among the Company, Heater Specialists, Inc. ("HSI") and Primenergy, Inc. The Agreement to merge the companies was conditioned upon Omega raising new equity of not less then $3,000,000 on or before May 31, 1998, subject to extension by mutual agreement. Omega was unable to provide the new equity in accordance with the terms of the Agreement and the Agreement was terminated on August 6, 1998.

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