Form 10QSB
period 1999-03-31
OMEGA DEVELOPMENT INC
filed 2000-03-30
CIK 839439

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended March 31, 1999.

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





State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock $0.001 Par Value. 15,000,000 shares as of March 20, 2000.

Transitional Small Business Disclosure Format  (check one):   Yes_____   No__X__




                             OMEGA DEVELOPMENT, INC.
                                 March 31, 1999
                                TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION                                                                    Page
-------           ---------------------                                                                    ----
         Item 1.     Financial Statements (Unaudited)
                  Consolidated Balance Sheets--
                  March 31, 1999 and December 31, 1998.......................................................3

                  Consolidated Statements of Operations and Accumulated
                  Deficit--Three Months Ended March 31, 1999 and 1998........................................4

                  Consolidated Statements of Cash Flows-Three Months
                  Ended March 31, 1999 and 1998..............................................................5

                  Notes to Consolidated Financial Statements-March 31, 1999..................................6

         Item 2.           Management's Discussion and Analysis or Plan of Operation.........................7

PART II.          OTHER INFORMATION
--------          -----------------

         Item 1.           Legal Proceedings.................................................................9

         Item 2.           Changes in Securities.............................................................9

         Item 3.           Defaults Upon Senior Securities...................................................9

         Item 4.           Submission of Matters to a Vote of Security Holders...............................9

         Item 5.           Other Information.................................................................9

         Item 6.           Exhibits and Reports on Form 8-K..................................................9

SIGNATURES...................................................................................................10

PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements


                             OMEGA DEVELOPMENT, INC.

                           CONSOLIDATED BALANCE SHEETS


                             ASSETS                                                 March 31,                December 31,
                                                                                      1999                       1998
                                                                                ------------------       ------------------
                                                                                   (UNAUDITED)
CURRENT ASSETS                                                                                 $0                       $0


OFFICE AND OTHER EQUIPMENT, net of accumulated
  depreciation of $30,610 and $27,577 in 1999 and 1998,
  respectively                                                                              9,098                   12,131
                                                                                ------------------       ------------------

                                                                                           $9,098                  $12,131
                                                                                ==================       ==================

              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                                $46,598                  $42,045

COMMITMENTS AND CONTINGENCIES                                                                 ---                      ---

STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value; 25,000,000 shares authorized;
    15,000,000 shares issued and outstanding at March 31, 1999
    and December 31, 1998                                                                  15,000                   15,000
  Additional paid in capital                                                            4,642,653                4,642,653
  Accumulated deficit                                                                  (4,695,153)              (4,687,567)
                                                                                ------------------       ------------------
      Total stockholders' deficit                                                         (37,500)                 (29,914)
                                                                                ------------------       ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                $9,098                  $12,131
                                                                                ==================       ==================

   The accompanying notes are an integral part of these financial statements.



                             OMEGA DEVELOPMENT, INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                   (UNAUDITED)
                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                1999                  1998
                                                                           ----------------      ---------------
REVENUES:
  Other income                                                                          $0                   $0

EXPENSES:
  General and administrative                                                         4,553                3,509
  Depreciation and amortization                                                      3,033                1,368
                                                                           ----------------      ---------------
    Total operating expenses                                                         7,586                4,877
                                                                           ----------------      ---------------

NET LOSS                                                                            (7,586)              (4,877)

ACCUMULATED DEFICIT, beginning of period                                        (4,687,567)          (4,646,555)
                                                                           ----------------      ---------------

ACCUMULATED DEFICIT, end of period                                             ($4,695,153)         ($4,651,432)
                                                                           ================      ===============


NET LOSS PER COMMON AND
  COMMON EQUIVALENT SHARE                                                            $0.00                $0.00
                                                                           ================      ===============


WEIGHTED AVERAGE SHARES OUTSTANDING                                             15,000,000           15,000,000
                                                                           ================      ===============

   The accompanying notes are an integral part of these financial statements.

                             OMEGA DEVELOPMENT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                1999                    1998
                                                                           ---------------         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                        ($7,586)                ($4,877)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                                 3,033                   1,368
      Changes in assets and liabilities:
        Prepaid expenses                                                                0                    (107)
        Deposits and other assets                                                       0                  (4,401)
        Accounts payable and accrued liabilities                                    4,553                 (22,002)
                                                                           ---------------         ---------------
        Total adjustments                                                           7,586                 (25,142)
                                                                           ---------------         ---------------

        Net cash used in operating activities                                           0                 (30,019)

CASH FLOWS FROM INVESTING ACTIVITIES:                                                   0                       0

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds received from capital contribution                                           0                  30,019
                                                                           ---------------         ---------------

NET INCREASE (DECREASE) IN CASH                                                         0                       0

CASH, beginning of period                                                               0                       0
                                                                           ---------------         ---------------

CASH, end of period                                                                    $0                      $0
                                                                           ===============         ===============


Cash paid during the period for interest                                               $0                      $0
                                                                           ===============         ===============


   The accompanying notes are an integral part of these financial statements.

                             OMEGA DEVELOPMENT, INC.
                   Notes to Consolidated Financial Statements
                                 March 31, 1999

                                   (UNAUDITED)

Note A--Basis of Presentation

The accompanying unaudited consolidated financial statements of Omega Development, Inc. ("Omega" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information and a current discussion of the Company's financial status, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998, previously filed.

Note B--Organization and Description of Business

Organization

Omega was incorporated in the State of Nevada on July 15, 1988 under the name of "Lewison Enterprises, Inc." Since then the Company has experienced a series of business consolidations and reorganizations, which are described in the Company's annual report on Form 10-KSB for the year ended December 31, 1998, previously filed.

Description of Business

The Company's operations and overhead were significantly reduced after the foreclosure of the ABB Building in September 1996 and the subsequent abandonment of the HPA business plan. During the current quarter, the Company had only one employee, no office and the ongoing general and administrative expenses were minimal.

The Company's business plan at March 31, 1999 is to seek to acquire or merge with potential businesses that may, in the opinion of management, warrant the Company's involvement. The Company recognizes that as a result of its limited financial, managerial or other resources, the number of suitable potential businesses that may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business in which it participates rather than immediate, short-term earnings. (See Note C following.)

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



Item 2.           Management's Discussion and Analysis or Plan of Operation

Plan of Operation
-----------------

The Company's business plan at March 31, 1999 is to seek to acquire or merge with potential businesses that may, in the opinion of Management, warrant the Company's involvement. The Company recognizes that as a result of its limited financial, managerial or other resources, the number of suitable potential businesses that may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business in which it participates rather than immediate, short-term earnings. In seeking to attain its business objectives, the Company will not restrict its search to any particular industry.

After the 1994 Reorganization and the 1996 foreclosure of the ABB Building and the abandonment of the HPA plans, discussed above, the Company has only one employee, no office and the ongoing general and administrative expenses are minimal.


Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998
-------------------------------------------------------------------------------

The net loss for the three months ended March 31, 1999 was $7,586 compared to a net loss of $4,877 for the three months ended March 31, 1998.

General and administrative expenses increased $1,044 in the first quarter of 1999 as compared to the first quarter of 1998. The increase is primarily due to an increase in the merger activity of the Company during the current quarter and resulting increases in legal and accounting expenses.

Depreciation and amortization expenses increased $1,665 in the first quarter of 1999 as compared to the first quarter of 1998. The increase is primarily attributable to accelerating the depreciation of the fixed assets somewhat due to the expected lives of the assets.


No income tax expense or benefit has been recorded for 1999, as a valuation allowance has been provided for the tax effects of the entire net operating loss carry forwards and other net deductible temporary differences.

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

         Item 6.           Exhibits and Reports on Form 8-K.

                           (a)      Exhibits.
                                    ---------

                                    None.

                           (b)      Reports on Form 8-K.
                                    --------------------

                                    No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES




In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     OMEGA DEVELOPMENT, INC.
                                     (Registrant)




Date:    March 24, 2000              By:  \s\ A. Paul Shapansky
         --------------                   ---------------------
                                     A. Paul Shapansky, President and Chief
                                     Executive Officer, and Principal Financial
                                     Officer