Form 10QSB
period 1999-06-30
OMEGA DEVELOPMENT INC
filed 2000-03-30
CIK 839439

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended June 30, 1999.

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



                             OMEGA DEVELOPMENT, INC.
                                  June 30, 1999
                                TABLE OF CONTENTS



PART I.           FINANCIAL INFORMATION                                                                         Page
-------           ---------------------                                                                         ----
         Item 1.     Financial Statements (Unaudited)
                  Consolidated Balance Sheets--
                  June 30, 1999 and December 31, 1998..............................................................3

                  Consolidated Statements of Operations and Accumulated
                  Deficit--Three Months Ended June 30, 1999 and 1998...............................................4

                  Consolidated Statements of Operations and Accumulated
                  Deficit-Six Months Ended June 30, 1999 and 1998..................................................5

                  Consolidated Statements of Cash Flows-Six Months
                  Ended June 30, 1999 and 1998.....................................................................6

                  Notes to Consolidated Financial Statements-June 30, 1999.........................................7

         Item 2.           Management's Discussion and Analysis or Plan of Operation...............................8

PART II.          OTHER INFORMATION
--------          -----------------

         Item 1.           Legal Proceedings......................................................................10

         Item 2.           Changes in Securities..................................................................10

         Item 3.           Defaults Upon Senior Securities........................................................10

         Item 4.           Submission of Matters to a Vote of Security Holders....................................10

         Item 5.           Other Information......................................................................10

         Item 6.           Exhibits and Reports on Form 8-K.......................................................10

SIGNATURES........................................................................................................11


PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements


                             OMEGA DEVELOPMENT, INC.

                           CONSOLIDATED BALANCE SHEETS


                             ASSETS                                                 June 30,               December 31,
                                                                                      1999                     1998
                                                                                ------------------       ------------------
                                                                                   (UNAUDITED)
CURRENT ASSETS                                                                                 $0                       $0


OFFICE AND OTHER EQUIPMENT, net of accumulated
  depreciation of $33,642 and $27,577 in 1999 and 1998,
  respectively                                                                              6,065                   12,131
                                                                                ------------------       ------------------

                                                                                           $6,065                  $12,131
                                                                                ==================       ==================

              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                                $46,328                  $42,045

COMMITMENTS AND CONTINGENCIES                                                                 ---                      ---

STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value; 25,000,000 shares authorized;
    15,000,000 shares issued and outstanding at June 30, 1999
    and December 31, 1998                                                                  15,000                   15,000
  Additional paid in capital                                                            4,642,653                4,642,653
  Accumulated deficit                                                                  (4,697,916)              (4,687,567)
                                                                                ------------------       ------------------
      Total stockholders' deficit                                                         (40,263)                 (29,914)
                                                                                ------------------       ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                $6,065                  $12,131
                                                                                ==================       ==================

   The accompanying notes are an integral part of these financial statements.



                             OMEGA DEVELOPMENT, INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                   (UNAUDITED)
                                                                                    Three Months Ended
                                                                                          June 30,
                                                                                1999                  1998
                                                                           ----------------      ---------------
REVENUES:
  Other income                                                                          $0                   $0

EXPENSES:
  General and administrative                                                          (270)              13,152
  Depreciation and amortization                                                      3,033                1,368
                                                                           ----------------      ---------------
    Total operating expenses                                                         2,763               14,520
                                                                           ----------------      ---------------

NET LOSS                                                                            (2,763)             (14,520)

ACCUMULATED DEFICIT, beginning of period                                        (4,695,153)          (4,651,432)
                                                                           ----------------      ---------------

ACCUMULATED DEFICIT, end of period                                             ($4,697,916)         ($4,665,952)
                                                                           ================      ===============


NET LOSS PER COMMON AND
  COMMON EQUIVALENT SHARE                                                            $0.00                $0.00
                                                                           ================      ===============


WEIGHTED AVERAGE SHARES OUTSTANDING                                             15,000,000           15,000,000
                                                                           ================      ===============

   The accompanying notes are an integral part of these financial statements.



                             OMEGA DEVELOPMENT, INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                   (UNAUDITED)
                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                1999                   1998
                                                                           ----------------       ---------------
REVENUES:
  Other income                                                                          $0                    $0

EXPENSES:
  General and administrative                                                         4,283                16,661
  Depreciation and amortization                                                      6,066                 2,736
                                                                           ----------------       ---------------
    Total operating expenses                                                        10,349                19,397
                                                                           ----------------       ---------------

NET LOSS                                                                           (10,349)              (19,397)

ACCUMULATED DEFICIT, beginning of period                                        (4,687,567)           (4,646,555)
                                                                           ----------------       ---------------

ACCUMULATED DEFICIT, end of period                                             ($4,697,916)          ($4,665,952)
                                                                           ================       ===============


NET LOSS PER COMMON AND
  COMMON EQUIVALENT SHARE                                                            $0.00                 $0.00
                                                                           ================       ===============


WEIGHTED AVERAGE SHARES OUTSTANDING                                             15,000,000            15,000,000
                                                                           ================       ===============

   The accompanying notes are an integral part of these financial statements.



                             OMEGA DEVELOPMENT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)
                                                                                      Six Months Ended
                                                                                           June 30,
                                                                                1999                    1998
                                                                           ---------------         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                       ($10,349)               ($19,397)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                                 6,066                   2,736
      Changes in assets and liabilities:
        Prepaid expenses                                                                0                     492
        Deposits and other assets                                                       0                       0
        Accounts payable and accrued liabilities                                    4,283                 (17,350)
                                                                           ---------------         ---------------
        Total adjustments                                                          10,349                 (14,122)
                                                                           ---------------         ---------------

        Net cash used in operating activities                                           0                 (33,519)

CASH FLOWS FROM INVESTING ACTIVITIES:                                                   0                       0

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds received from capital contribution                                           0                  33,519
                                                                           ---------------         ---------------

NET INCREASE (DECREASE) IN CASH                                                         0                       0

CASH, beginning of period                                                               0                       0
                                                                           ---------------         ---------------

CASH, end of period                                                                    $0                      $0
                                                                           ===============         ===============


Cash paid during the period for interest                                               $0                      $0
                                                                           ===============         ===============

   The accompanying notes are an integral part of these financial statements.

                             OMEGA DEVELOPMENT, INC.
                   Notes to Consolidated Financial Statements
                                  June 30, 1999

                                   (UNAUDITED)

Note A--Basis of Presentation

The accompanying unaudited consolidated financial statements of Omega Development, Inc. ("Omega" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information and a current discussion of the Company's financial status, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998, previously filed.

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

The Company's business plan at June 30, 1999 is to seek to acquire or merge with potential businesses that may, in the opinion of management, warrant the Company's involvement. The Company recognizes that as a result of its limited financial, managerial or other resources, the number of suitable potential businesses that may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business in which it participates rather than immediate, short-term earnings. (See Note C following.)

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

Item 2.           Management's Discussion and Analysis or Plan of Operation

Plan of Operation
-----------------

The Company's business plan at June 30, 1999 is to seek to acquire or merge with potential businesses that may, in the opinion of Management, warrant the Company's involvement. The Company recognizes that as a result of its limited financial, managerial or other resources, the number of suitable potential businesses that may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business in which it participates rather than immediate, short-term earnings. In seeking to attain its business objectives, the Company will not restrict its search to any particular industry.

After the 1994 Reorganization and the 1996 foreclosure of the ABB Building and the abandonment of the HPA plans, discussed above, the Company has only one employee, no office and the ongoing general and administrative expenses are minimal.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998
-----------------------------------------------------------------------------

The net loss for the three months ended June 30, 1999 was $2,763 compared to a net loss of $14,520 for the three months ended June 30, 1998.

General and administrative expenses decreased $13,422 in the second quarter of 1999 as compared to the second quarter of 1998. The decrease is primarily due to an adjustment of the amount due to a vendor.

Depreciation and amortization expenses increased $1,665 in the second quarter of 1999 as compared to the second quarter of 1998. The increase is primarily attributable to accelerating the depreciation of the fixed assets somewhat due to the expected lives of the assets.


No income tax expense or benefit has been recorded for 1999, as a valuation allowance has been provided for the tax effects of the entire net operating loss carry forwards and other net deductible temporary differences.


Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998
-------------------------------------------------------------------------

The net loss for the six months ended June 30, 1999 was $10,349 compared to a net loss of $19,397 for the six months ended June 30, 1998.

General and administrative expenses decreased $12,378 in the first half of 1999 as compared to the first half of 1998. The decrease is primarily due to an increase in audit, accounting and printing expenses in the first half of 1997 in connection with a proposed merger that subsequently did not materialize.

Depreciation and amortization expenses increased $3,330 in the first half of 1999 as compared to the first half of 1998. The increase is primarily attributable to accelerating the depreciation of the fixed assets somewhat due to the expected lives of the assets.


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

         Item 6.           Exhibits and Reports on Form 8-K.

                           (a)      Exhibits.
                                    ---------

                                    None.

                           (b)      Reports on Form 8-K.
                                    --------------------

                                    No reports on Form 8-K were filed during the quarter ended June 30, 1999.

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