Form 10KSB
period 1999-12-31
OMEGA DEVELOPMENT INC
filed 2000-03-30
CIK 839439

================================================================================

                                   FORM 10-KSB
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

   X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
------  EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1999
                                          -----------------

        TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES ------ EXCHANGE ACT OF 1934 (No Fee Required)

           For the transition period from_____________to______________

                        Commission file number: 33-34200

                             OMEGA DEVELOPMENT, INC.
                    ----------------------------------------
                 (Name of small business issuer in its charter)

          Nevada                                          13-3476854
          ------                                          ----------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

        8726 S. Florence Ave.
            Tulsa, OK                                        74137
---------------------------------------                      -----
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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No__X___

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [ X ]

State Issuer's revenues for its most recent fiscal year.  $ 0 .
                                                          ----

State the aggregate market value of the voting stock held by non-affiliates. The Common Stock does not trade on any recognized stock exchange. It is estimated that the value is $0.01 per share or less.

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date. 15,000,000 shares of common stock, $.001 par value, as of March 27, 2000.


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

          TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT. YES_____ NO X
                                                                    ---

================================================================================

                                   FORM 10-KSB
                             OMEGA DEVELOPMENT, INC.
                                  ANNUAL REPORT
                                DECEMBER 31, 1999

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

                                     PART II

Item 5.           Market for Common Equity and Related
                  Stockholder Matters. . . . . . . . . . . . . . . . . . . 4

Item 6.           Management's Discussion and Analysis or
                  Plan of Operation. . . . . . . . . . . . . . . . . . . . 5

Item 7.           Financial Statements . . . . . . . . . . . . . . . . . . 6

Item 8.           Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure . . . . . . . . . 6

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

Item 13.          Exhibits and Reports on Form 8-K . . . . . . . . . . . .10



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


Plan of Operation

The Company's business plan at December 31, 1999 is to seek to acquire or merge with potential businesses that may, in the opinion of management, warrant the Company's involvement. The Company recognizes that as a result of its limited financial, managerial or other resources, the number of suitable potential businesses that may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business in which it participates rather than immediate, short-term earnings. As of December 2, 1997, the Company entered into a Stock Exchange Agreement and Plan of Reorganization (the "Agreement") to acquire Heater Specialists, Inc. and Primenergy, Inc., however, the Agreement was subsequently terminated on August 6, 1998. See footnote 7, Merger Activity, to the Financial Statements following on page F-8.

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

Employees

As of December 31, 1999, the Company employed 1 person.



Item 2.     Description of Property

As of December 31, 1999, the Company neither owned nor leased any property.



Item 3.     Legal Proceedings

None.



Item 4.     Submission of Matters to a Vote of Security Holders

There were no matters submitted to the Company's stockholders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

To date there has been no significant public market for the Company's Common Stock. In light of the Company's lack of business operations or properties as of December 31, 1999, it is unlikely its Common Stock had any value other than a nominal value. Of the 15,000,000 shares of the Company's common stock presently outstanding, approximately 14,252,130 shares or 95.0% are "restricted securities," as the SEC's rules and regulations define such term. The holders of these restricted shares may not sell them in the public market unless they are first registered for sale under the Act, or are sold in compliance with Rule 144 under the Act. The holders of approximately 8,784,564 shares are "affiliates," as defined by the Act (See "Item 11. - Security Ownership of Certain Beneficial Owners and Management," following).

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

At March 27, 2000, there were approximately 571 record holders of the Company's Common Stock. The Company has not paid any cash dividends on shares of its Common Stock since its inception and currently intends to retain earnings in the future for the Company's operations and expansion of its business.

Item 6.     Managements' Discussion and Analysis or Plan of Operation

                                PLAN OF OPERATION

The Company's business plan at December 31, 1999 is to seek to acquire or merge with potential businesses that may, in the opinion of management, warrant the Company's involvement. The Company recognizes that as a result of its limited financial, managerial or other resources, the number of suitable potential businesses that may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business in which it participates rather than immediate, short-term earnings. In seeking to attain its business objectives, the Company will not restrict its search to any particular industry. As of December 2, 1997, the Company entered into a Stock Exchange Agreement and Plan of Reorganization (the "Agreement") to acquire Heater Specialists, Inc. and Primenergy, Inc., however, the Agreement was subsequently terminated on August 6, 1998. See footnote 7, Merger Activity, to the Financial Statements following on page F-8.

Since the loss of the ABB Building through foreclosure (See Item 1, Description of Business, above), the Company has had no ongoing operations and minimal activity.

At present, the Company has only one employee, no office and the on going general and administrative expenses are minimal. During 1996, the Company had a significant working capital deficit and suffered a severe cash flow problem. The Company has relied on equity contributions from a stockholder, small equity placements under a private placement memorandum and loans from Directors and a private investor to fund its current overhead. The principal shareholder of the Company made capital contributions of $3,000 in 1999 and $38,519 in 1998 to pay certain liabilities of the Company. The principal stockholder of the Company has agreed to fund the operations of the Company in sufficient amounts for the Company to meet its recorded obligations at December 31, 1999, and its continued operations as a going concern.

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

               RESULTS OF OPERATIONS - FISCAL 1999 VS. FISCAL 1998
               ---------------------------------------------------

The net loss for the year ended December 31, 1999 was $21,409 compared to a net loss of $41,012 for the year ended December 31, 1998. Generally, the decreased net loss for the current year is attributable to a decrease in the merger activity of the Company during fiscal 1999 and resulting decreases in legal and accounting expenses.


General and administrative expenses decreased $22,668 (71%) in the current year as compared to the prior year. The decrease is primarily due to a decrease in the merger activity of the Company during fiscal 1999 and resulting decreases in legal and accounting expenses.

Depreciation and amortization expenses increased $3,065 (34%) in 1999 as compared to 1998. This increase is primarily attributable to accelerating the depreciation of the fixed assets somewhat due to the expected lives of the assets.

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



Item 7.     Financial Statements

The information required by this Item begins at page F-1 following page 13 hereof.



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 9.     Directors, Executive Officers, Promoters and Control
Persons, Compliance with Section 16(a) of the Exchange Act


DIRECTORS AND EXECUTIVE OFFICERS

The directors and executive officers of the Company are as follows. The Company expects that these persons will serve in these offices until the next annual meeting or until their respective successors are elected and qualified:


    Name                        Age                     Position
--------------------          -------               ------------------
 A. Paul Shapansky              49         Chairman of the Board, President
                                             and Chief Executive Officer and
                                             Principal Financial Officer

 Herbert Maxwell                79         Director and Secretary

 James R. Flaherty              53         Chief Accounting Officer



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

James R. Flaherty. Mr. Flaherty joined the Company in January 1994 as Treasurer and was appointed Chief Financial Officer and Secretary in December 1994. Prior to that he was the Vice President-Controller with ADDvantage Media Group, Inc., a marketing company which specializes in point-of-sale advertising. From 1981 to 1992, he served as Treasurer and Controller of Geodyne Resources, Inc., an oil and gas acquisition and exploration company headquartered in Tulsa, OK. From 1972 to 1981, Mr. Flaherty was employed by Ernst & Young, a national accounting firm. He is currently the Controller for eHDL, Inc., a health care services company located in south Florida. Mr. Flaherty received his Bachelor of Science degree in Accounting from the University of Kansas and his Masters of Science degree in Accounting from Oklahoma State University and is a Certified Public Accountant.

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

To the Company's knowledge, during and with respect to fiscal 1999, all Section 16(a) filing requirements applicable to its officers, directors and more than ten percent stockholders were complied with.



Item 10.     Executive Compensation

No executive officer of Omega received any compensation in 1999.

Compensation Of Directors

Directors receive no additional compensation for service on the Board of Directors or any committee thereof. All Directors are reimbursed by the Company for out-of-pocket expenses incurred by them in connection with their service on the Board of Directors and any committee thereof.

Item 11.     Security Ownership of Certain Beneficial Owners and Management

Principal Shareholders - Common Stock

The following table shows the number of shares of Common Stock of the Company beneficially owned, as of March 27, 2000, by (i) the persons known to the Company to be the beneficial owners of more than five percent (5%) of the outstanding shares, (ii) each of the directors of the Company, (iii) the Company's Chief Executive Officer, and (iv) by all executive officers and directors of the Company as a group, as follows:

Name and Address of                 Number of Shares          Percentage  of
Beneficial Owner                    Beneficially Owned       Outstanding Shares

A. Paul Shapansky                       6,464,105 (1)              43.0%
8726 S. Florence Ave.
Tulsa, OK  74137

Herbert Maxwell                         1,932,135                  13.0%
1501 Broadway
Suite 1807
New York, NY  10036

Dennis W. Rendflesh                     1,814,967 (2)              12.0%
508 Whiston Pl.
Edmonton, Alberta
Canada T6M2C6

James R. Flaherty                         153,560                   1.0%
3106 Commerce Parkway
Miramar, Florida 33025

All Executive Officers and              8,549,800                  57.0%
 Directors as a group (3 persons)

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

Item 12.    Certain Relationships and Related Transactions

A. Paul Shapansky contributed $3,000 to the Company in 1999 and $38,519 in 1998 to pay certain liabilities of the Company.


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

10.4 HPA Stock Purchase Agreement by and between Omega Development, Inc. and Omega Investors LLC #1, effective December 15, 1996 (incorporated by reference to Form 10-KSB of the Company for the year ended December 31,
         1996).

10.5 Agreement and Plan of Reorganization dated January 31, 2000, by and among the Company, BBJ Environmental Solutions, Inc. and the Stockholders of BBJ Environmental (incorporated by reference to Form 10-KSB of the Company for the year ended December 31, 1998).

16.1 Letter dated August 17, 1995, issued by Arthur Andersen LLP addressing Registrant disclosures in Form 8-K reporting a change in auditors (Filed as Exhibit 1 to the Form 8-K dated August 15, 1995, previously filed with the Commission, File No. 33-34200).



         (b)  Reports on Form 8-K

                  There were no reports on Form 8-K filed with the Securities and Exchange Commission during the last quarter of fiscal 1999.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                OMEGA DEVELOPMENT, INC.



Date: March 30, 2000                         By:   /s/ A. Paul Shapansky
                                               --------------------------
                                               A. Paul Shapansky
                                               Chairman of the Board, President
                                               and Chief Executive Officer and
                                               Principal Financial Officer



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

     Signature                            Title                        Date
---------------------       ---------------------------------    ---------------



/s/ A. Paul Shapansky       Chairman of the Board,                March 30, 2000
--------------------             President and Chief
A. Paul Shapansky                Executive Officer and
                                 Principal Financial Officer




/s/ Herbert Maxwell         Director and Secretary                March 30, 2000
------------------
Herbert Maxwell



/s/ James R. Flaherty        Chief Accounting Officer             March 30, 2000
--------------------
James R. Flaherty

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholders of Omega Development, Inc.:


We have audited the accompanying consolidated balance sheet of Omega Development, Inc. and subsidiaries as of December 31, 1999 and the related statements of operations and accumulated deficit, changes in stockholders' deficit and cash flows for each of the years in the two year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Omega Development, Inc. and subsidiaries as of December 31, 1999, and the results of its operations and its cash flows for each of the years in the two year period then ended in conformity with generally accepted accounting principles.





HENDERSON SUTTON & CO., P.C.


Tulsa, Oklahoma
March 29, 2000

                    OMEGA DEVELOPMENT, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                             ASSETS                              December 31,
                                                                      1999
                                                                ---------------

CURRENT ASSETS                                                              $0



OFFICE AND OTHER EQUIPMENT, net of accumulated
  depreciation of $39,708                                                    0
                                                                ---------------

TOTAL ASSETS                                                                $0
                                                                ===============

              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                             $48,323

COMMITMENTS AND CONTINGENCIES (Note 5)                                     ---

STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value; 25,000,000 shares authorized;
    15,000,000 shares issued and outstanding                            15,000
  Additional paid in capital                                         4,645,653
  Accumulated deficit                                               (4,708,976)
                                                                ---------------
      Total stockholders' deficit                                      (48,323)
                                                                ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                 $0
                                                                ===============

   The accompanying notes are an integral part of these financial statements.

                    OMEGA DEVELOPMENT, INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT



                                                           December 31,
                                                      1999              1998
                                                 -------------     ------------
REVENUES:
  Total revenues                                           $0               $0

EXPENSES:
  General and administrative                            9,278           31,946
  Depreciation and amortization                        12,131            9,066
                                                 -------------     ------------
    Total operating expenses                           21,409           41,012
                                                 -------------     ------------

NET LOSS                                              (21,409)         (41,012)

ACCUMULATED DEFICIT, beginning of period           (4,687,567)      (4,646,555)
                                                 -------------     ------------

ACCUMULATED DEFICIT, end of period                ($4,708,976)     ($4,687,567)
                                                 =============     ============


BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
   Net loss per common share                            $0.00            $0.00
                                                 =============     ============


WEIGHTED AVERAGE SHARES OUTSTANDING                15,000,000       15,000,000
                                                 =============     ============

   The accompanying notes are an integral part of these financial statements.

                    OMEGA DEVELOPMENT, INC. AND SUBSIDIARIES

                  STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT


                                                       Common          Common        Additional
                                                       Shares           Stock         Paid-In        Accumulated
                                                     Outstanding      Par Value       Capital          Deficit
                                                   ------------------------------------------------------------------

BALANCE, DECEMBER 31, 1997                              15,000,000         $15,000     $4,604,134        ($4,646,555)
   Capital contribution by principal
      shareholder                                               --              --         38,519                 --
   Net loss for the period                                      --              --             --            (41,012)
                                                   ------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                              15,000,000          15,000      4,642,653         (4,687,567)

   Capital contribution by principal
      shareholder                                               --              --          3,000                 --
   Net loss for the period                                      --              --             --            (21,409)
                                                   ------------------------------------------------------------------

BALANCE, DECEMBER 31, 1999                              15,000,000         $15,000     $4,645,653        ($4,708,976)
                                                   ==================================================================

   The accompanying notes are an integral part of these financial statements.

                    OMEGA DEVELOPMENT, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         December 31,
                                                                                1999                    1998
                                                                           ---------------         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                       ($21,409)               ($41,012)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                                12,131                   9,066
      Changes in assets and liabilities:
        Prepaid expenses                                                                0                     492
        Accounts payable and accrued liabilities                                    6,278                  (7,065)
                                                                           ---------------         ---------------
        Total adjustments                                                          18,409                   2,493
                                                                           ---------------         ---------------

        Net cash used in operating activities                                      (3,000)                (38,519)

CASH FLOWS FROM INVESTING ACTIVITIES:                                                   0                       0

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds received from capital contribution                                       3,000                  38,519
                                                                           ---------------         ---------------

NET INCREASE (DECREASE) IN CASH                                                         0                       0

CASH, beginning of period                                                               0                       0
                                                                           ---------------         ---------------

CASH, end of period                                                                    $0                      $0
                                                                           ===============         ===============


Cash paid during the period for interest                                               $0                      $0
                                                                           ===============         ===============

   The accompanying notes are an integral part of these financial statements.

                    OMEGA DEVELOPMENT, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

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

The principal stockholder of the Company has agreed to fund the operations of the Company in sufficient amounts for the Company to meet its recorded obligations at December 31, 1999, and its continued operations as a going concern.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The Company's consolidated financial statements at December 31, 1999 include the accounts of Omega and its wholly owned subsidiary, Omega Capital Corp. All intercompany transactions have been eliminated.

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

3.  STOCKHOLDERS' EQUITY

The principal shareholder of the Company has agreed to fund the operations of the Company to meet its recorded obligations at December 31, 1999, and its continued operations as a going concern. The principal stockholder of the Company contributed $3,000 in 1999 and $38,519 in 1998 to pay for certain liabilities of the Company.


4. INCOME TAXES

The Company had certain federal income tax net operating loss carry forwards
(NOLs) at December 31, 1999. SFAS 109 requires that the tax benefit of such NOLs be recorded as an asset to the extent that management concludes the realization of the NOLs is "more likely than not." Realization of the future tax benefits is dependent on the Company's ability to generate taxable income within the carry forward periods. Management has concluded that, using the criteria of SFAS 109, a valuation allowance should be provided for the entire balance of the net deferred tax asset.


5.  COMMITMENTS AND CONTINGENCIES

At December 31, 1999, no lease commitments existed.


6.  STATEMENT OF CASH FLOWS

For purposes of reporting cash flows, cash includes cash and money market accounts that are due on demand. No cash payments for income taxes were made in 1999 or 1998.


7.  MERGER ACTIVITY

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