Form 10QSB
period 2000-03-31
OMEGA DEVELOPMENT INC
filed 2000-05-15
CIK 839439

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarterly period ended March 31, 2000.
                                                     ---------------
                                       or

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Common Stock $0.001 Par Value. 15,000,000 shares as of May 10, 2000.

Transitional Small Business Disclosure Format  (check one):   Yes_____   No__X__

                             OMEGA DEVELOPMENT, INC.
                                 March 31, 2000
                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION                                                       Page
------------------------------                                                       ----
         Item 1.  Financial Statements (Unaudited)
                  Consolidated Balance Sheets--
                  March 31, 2000 and December 31,1999.................................3

                  Consolidated Statements of Operations and Accumulated
                  Deficit--Three Months Ended March 31, 2000 and 1999.................4

                  Consolidated Statements of Cash Flows-Three Months
                  Ended March 31, 2000 and 1999.......................................5

                  Notes to Consolidated Financial Statements-March 31, 2000...........6

         Item 2.  Management's Discussion and Analysis or Plan of Operation...........7

PART II. OTHER INFORMATION
--------------------------

         Item 1.  Legal Proceedings...................................................9

         Item 2.  Changes in Securities...............................................9

         Item 3.  Defaults Upon Senior Securities.....................................9

         Item 4.  Submission of Matters to a Vote of Security Holders.................9

         Item 5.  Other Information...................................................9

         Item 6.  Exhibits and Reports on Form 8-K....................................9

SIGNATURES............................................................................10


PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements

                             OMEGA DEVELOPMENT, INC.

                           CONSOLIDATED BALANCE SHEETS

                             ASSETS                                                 March 31,              December 31,
                                                                                      2000                     1999
                                                                                ------------------       ------------------
                                                                                   (UNAUDITED)
CURRENT ASSETS
  Cash                                                                                     $5,924                       $0


OFFICE AND OTHER EQUIPMENT, net of accumulated
  depreciation of $39,708                                                                       0                        0
                                                                                ------------------       ------------------

                                                                                           $5,924                       $0
                                                                                ==================       ==================

              LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                                $15,434                  $48,323
  Notes payable                                                                            50,000                        0
                                                                                ------------------       ------------------
    Total current liabilities                                                              65,434                   48,323

COMMITMENTS AND CONTINGENCIES                                                                 ---                      ---

STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value; 25,000,000 shares authorized;
    15,000,000 shares issued and outstanding at March 31, 2000
    and December 31, 1999                                                                  15,000                   15,000
  Additional paid in capital                                                            4,645,653                4,645,653
  Accumulated deficit                                                                  (4,720,163)              (4,708,976)
                                                                                ------------------       ------------------
      Total stockholders' deficit                                                         (59,510)                 (48,323)
                                                                                ------------------       ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                $5,924                       $0
                                                                                ==================       ==================


   The accompanying notes are an integral part of these financial statements.

                             OMEGA DEVELOPMENT, INC.

              CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT

                                   (UNAUDITED)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                2000                  1999
                                                                           ----------------      ---------------
REVENUES:
  Other income                                                                          $0                   $0

EXPENSES:
  General and administrative                                                        11,187                4,553
  Depreciation and amortization                                                          0                3,033
                                                                           ----------------      ---------------
    Total operating expenses                                                        11,187                7,586
                                                                           ----------------      ---------------

NET LOSS                                                                           (11,187)              (7,586)

ACCUMULATED DEFICIT, beginning of period                                        (4,708,976)          (4,687,567)
                                                                           ----------------      ---------------

ACCUMULATED DEFICIT, end of period                                             ($4,720,163)         ($4,695,153)
                                                                           ================      ===============


NET LOSS PER COMMON AND
  COMMON EQUIVALENT SHARE                                                            $0.00                $0.00
                                                                           ================      ===============


WEIGHTED AVERAGE SHARES OUTSTANDING                                             15,000,000           15,000,000
                                                                           ================      ===============


   The accompanying notes are an integral part of these financial statements.

                             OMEGA DEVELOPMENT, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                2000                    1999
                                                                           ---------------         ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                       ($11,187)                ($7,586)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                                     0                   3,033
      Changes in assets and liabilities:
        Prepaid expenses                                                                0                       0
        Accounts payable and accrued liabilities                                  (32,889)                  4,553
                                                                           ---------------         ---------------
        Total adjustments                                                         (32,889)                  7,586
                                                                           ---------------         ---------------

        Net cash used in operating activities                                     (44,076)                      0

CASH FLOWS FROM INVESTING ACTIVITIES:                                                   0                       0

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds received from loan                                                      50,000                       0
                                                                           ---------------         ---------------

NET INCREASE (DECREASE) IN CASH                                                     5,924                       0

CASH, beginning of period                                                               0                       0
                                                                           ---------------         ---------------

CASH, end of period                                                                $5,924                      $0
                                                                           ===============         ===============

Cash paid during the period for interest                                               $0                      $0
                                                                           ===============         ===============

   The accompanying notes are an integral part of these financial statements.

                             OMEGA DEVELOPMENT, INC.
                   Notes to Consolidated Financial Statements
                                 March 31, 2000

                                   (UNAUDITED)

Note A--Basis of Presentation

The accompanying unaudited consolidated financial statements of Omega Development, Inc. ("Omega" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. For further information and a current discussion of the Company's financial status, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999, previously filed.

Note B--Organization and Description of Business

Organization
------------

Omega was incorporated in the State of Nevada on July 15, 1988 under the name of "Lewison Enterprises, Inc." Since then the Company has experienced a series of business consolidations and reorganizations, which are described in the Company's annual report on Form 10-KSB for the year ended December 31, 1999, previously filed.

Description of Business
-----------------------

The Company's operations and overhead were significantly reduced after the foreclosure of the ABB Building in September 1996 and the subsequent abandonment of the HPA business plan. During the current quarter, the Company had only one employee, no office and the ongoing general and administrative expenses were minimal.

The Company's business plan at March 31, 2000 is to seek to acquire or merge with potential businesses that may, in the opinion of management, warrant the Company's involvement. The Company recognizes that as a result of its limited financial, managerial or other resources, the number of suitable potential businesses that may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business in which it participates rather than immediate, short-term earnings. (See Note C following.)

                             OMEGA DEVELOPMENT, INC.
             Notes to Consolidated Financial Statements--(Continued)
                                 March 31, 2000

                                   (UNAUDITED)

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

Plan of Operation
-----------------

The Company's business plan at March 31, 2000 is to seek to acquire or merge with potential businesses that may, in the opinion of Management, warrant the Company's involvement. The Company recognizes that as a result of its limited financial, managerial or other resources, the number of suitable potential businesses that may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business in which it participates rather than immediate, short-term earnings. In seeking to attain its business objectives, the Company will not restrict its search to any particular industry.

After the 1994 Reorganization and the 1996 foreclosure of the ABB Building and the abandonment of the HPA plans, discussed above, the Company has only one employee, no office and the ongoing general and administrative expenses are minimal.

BBJ has loaned $50,000 to the Company in exchange for the Company's demand promissory note payable with interest at the rate of 6% per annum. The proceeds of this loan are to be used by the Company for the payment of legal and accounting expenses in connection with the Reorganization, bringing the Company current in its filings under the Securities Exchange Act of 1934, as amended, and retiring all debt, accounts payable and accrued expenses through the closing of the Reorganization so that the Company will have no liabilities (other than the $50,000 owed to BBJ).

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999
-------------------------------------------------------------------------------

The net loss for the three months ended March 31, 2000 was $11,187 compared to a net loss of $7,586 for the three months ended March 31, 1999.

General and administrative expenses increased $6,634 in the first quarter of 2000 as compared to the first quarter of 1999. The increase is primarily due to an increase in legal expense as a result of the pending combination with BBJ, described above in Item 1, Note C.

                             OMEGA DEVELOPMENT, INC.
             Notes to Consolidated Financial Statements--(Continued)
                                 March 31, 2000

                                   (UNAUDITED)


Depreciation and amortization expenses decreased $3,033 in the first quarter of 2000 as compared to the first quarter of 1999. The decrease is due to the Company's fixed assets being fully depreciated as of December 31, 1999.

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

         Item 6.    Exhibits and Reports on Form 8-K.

                           (a)      Exhibits.
                                    ---------

                                    None.

                           (b)      Reports on Form 8-K.
                                    --------------------

                                    No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      OMEGA DEVELOPMENT, INC.
                                      (Registrant)


Date:    May 12, 2000                 By: /s/ A. Paul Shapansky
         ------------                     -----------------------
                                          A. Paul Shapansky, President and Chief
                                          Executive Officer, and Principal
                                          Financial Officer