Form 10QSB
period 2000-06-30
BBJ ENVIRONMENTAL TECHNOLOGIES INC
filed 2000-08-11
CIK 839439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2000

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  For the transition period from ______ to _______

                       Commission file number: 33-11059-A


                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.
 ------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

           Nevada                                        13-3476854
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                       Identification No.)


              6802 Citicorp Blvd., Suite 500, Tampa, Florida 33619
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (813) 622-8550
                                 --------------
                           (issuer's telephone number)

                             OMEGA DEVELOPMENT, INC.
                             -----------------------
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 14, 2000, of the issuer's Common Stock, $.001 par value, there were 14,045,666 shares outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [X]

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.
                      ------------------------------------
                                      INDEX
                                      -----


PART  I.          FINANCIAL  INFORMATION                                                       Page
                                                                                               ----
         Item 1.      Financial Statements

                      Consolidated Balance Sheets as of June 30, 2000 (Unaudited)
                           and December 31, 1999                                                 3

                      Consolidated Statements of Operations (Unaudited) for the
                           Three and Six Months ended June 30, 2000 and June 30,
                           1999 and Cumulative Amounts from Inception to June
                           30, 2000                                                              4

                      Consolidated Statements of Cash Flows (Unaudited) for the
                           Six Months ended June 30, 2000 and June 30, 1999 and
                           Cumulative Amounts from Inception to June 30, 2000                    5-6

                      Notes to Consolidated Financial Statements (Unaudited)                     7-8

         Item 2.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                   9

PART  II.         OTHER  INFORMATION

         Item 1.      Legal Proceedings                                                          10

         Item 2.      Changes in Securities                                                      10

         Item 3.      Defaults Upon Senior Securities                                            10

         Item 4.      Submission of Matters to a Vote of Security Holders                        10

         Item 5.      Other Information                                                          10

         Item 6.      Exhibits and Reports on Form 8-K                                           11

SIGNATURE PAGE                                                                                   12

               BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS


                                                                           (Unaudited)
                                                                          June 30, 2000         Dec. 31, 1999
                                                                          -------------         -------------
ASSETS
Current assets:
     Cash                                                                $     8,440            $    19,189
     Accounts receivable                                                      59,979                 25,753
     Inventory                                                                45,726                 30,942
     Prepaids                                                                  3,371                  3,371
                                                                         -----------            -----------

         Total current assets                                                117,516                 79,255

Property and equipment, net                                                  118,612                 88,754
Security deposits                                                             14,614                  4,418
                                                                         -----------            -----------

                                                                         $   250,742            $   172,427
                                                                         ===========            ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable and accrued expenses                               $   140,221            $   131,165
     Bank line of credit                                                      24,869                 24,869
     Current portion of bank loan and capital lease obligations               18,560                 21,127
     Advances from stockholders                                              164,290                 35,000
                                                                         -----------            -----------

                  Total current liabilities                                  347,940                212,161

Capital lease obligations, less current portion                               27,645                 36,925
Convertible debentures                                                       230,000                230,000
                                                                         -----------            -----------

                  Total liabilities                                          605,585                479,086
                                                                         -----------            -----------


Stockholders' deficit:
     Preferred stock, $1.00 par value; 5,000,000 shares
         authorized; none and 543,750 issued and
         outstanding, respectively                                                --                543,750
     Common stock, $.001 par value; 25,000,000 shares
        authorized; 14,045,666 and 10,646,666 shares issued
        and outstanding, respectively                                         14,046                 10,647
     Additional paid-in capital                                            1,486,655                548,750
     Accumulated deficit during development stage                         (1,855,544)            (1,409,806)
                                                                         -----------            -----------

         Net stockholders' deficit                                          (354,843)              (306,659)
                                                                         -----------            -----------

                                                                         $   250,742            $   172,427
                                                                         ===========            ===========



                             See accompanying notes.



               BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                 Cumulative Amounts
                                     Three Months Ended June 30,      Six Months Ended June 30,   from Inception to
                                          2000           1999           2000           1999         June 30, 2000
                                    ------------    ------------    ------------    ------------    ------------
Sales, net                          $    133,791    $    131,571    $    205,096    $    156,045    $  1,613,959

Cost of sales                             25,855          20,188          50,140          34,157         316,267
                                    ------------    ------------    ------------    ------------    ------------

         Gross margin                    107,936         111,383         154,956         121,888       1,297,692
                                    ------------    ------------    ------------    ------------    ------------

Operating Expenses:
     Sales and marketing                 156,305          84,423         278,289         134,746       1,256,794
     General and administrative          117,025         117,205         271,257         214,147       1,671,125
     Research and development             31,975           3,777          51,148          34,382         225,317
                                    ------------    ------------    ------------    ------------    ------------

         Total operating expenses        305,305         205,405         600,694         383,275       3,153,236
                                    ------------    ------------    ------------    ------------    ------------

Net loss                            $   (197,369)   $    (94,022)   $   (445,738)   $   (261,387)   $ (1,855,544)
                                    ============    ============    ============    ============    ============

Net loss per share                  $      (0.02)   $      (0.01)   $      (0.04)   $      (0.03)   $      (0.22)
                                    ============    ============    ============    ============    ============
Weighted Average Shares
     Outstanding                      12,250,000      10,646,666      11,720,000      10,420,000       8,621,000
                                    ============    ============    ============    ============    ============

                             See accompanying notes.



               BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                                                                 Cumulative Amounts
                                                                           Six Months Ended June 30,              from Inception to
                                                                          2000                   1999               June 30, 2000
                                                                     --------------         --------------          -------------
Cash flows from operating activities:
Net loss                                                             $     (445,738)        $     (261,387)       $    (1,855,544)
Adjustments to reconcile net loss to net
      cash used in operating activities:
       Depreciation                                                          16,593                 19,184                122,716
       Compensation due to grant of stock options                                 -                 13,284                      -
       Changes in current assets and liabilities:
         Accounts receivable                                                (34,226)              (100,018)               (59,979)
         Inventory                                                          (14,784)                 1,100                (45,726)
         Prepaids                                                                 -                      -                 (3,371)
         Accounts payable and accrued expenses                                9,056                 67,191                226,055
                                                                     --------------         --------------        ---------------

                  Net cash used in operating activities                    (469,099)              (260,646)            (1,615,849)
                                                                     ---------------        --------------        ----------------

Cash flows from investing activities:
     Purchase of property and equipment                                     (46,451)                  (461)              (151,717)
     Security deposits                                                      (10,196)                     -                (14,614)
                                                                     ---------------          ------------        ----------------

                  Net cash used in investing activities                     (56,647)                  (461)              (166,331)
                                                                     --------------         --------------        ----------------

Cash flows from financing activities:
     Proceeds from bank loans                                                     -                      -                 56,517
     Principal payments on bank loans and capital leases                    (11,847)               (11,432)               (75,054)
     Proceeds from convertible debentures                                         -                      -                334,500
     Proceeds from cash advances from stockholders                          129,290                126,300                356,790
     Repayment of cash advances from stockholders                                 -                (69,500)               (69,500)
     Net proceeds from issuance of preferred and common stock               397,554                247,750              1,187,367
                                                                     --------------         --------------        ---------------

                  Net cash provided by financing activities                 514,997                293,118              1,790,620
                                                                     --------------         --------------        ---------------

                                   (continued)


               BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                   (Unaudited)

                                                                                                               Cumulative Amounts
                                                                           Six Months Ended June 30,            from inception to
                                                                          2000                   1999             June 30, 2000
                                                                     --------------         --------------     ------------------
Net increase (decrease) in cash                                             (10,749)                32,011                8,440

Cash, beginning of period                                                    19,189                    711                    -
                                                                     --------------         --------------      ---------------

Cash, end of period                                                  $        8,440         $       32,722      $         8,440
                                                                     ==============         ==============      ===============


Supplemental disclosures of cash flow information:

     Interest paid                                                   $        6,172         $        7,826      $        52,158

Supplemental disclosures of non-cash financing activities:

     Conversion of convertible debentures into 770,878 shares
       of common stock                                               $            -         $            -      $       200,000
     Purchase of property and equipment financed by capital
       lease obligations                                                          -                      -               89,611
Conversion of convertible debentures into 666,666 shares
       of common stock                                                            -                100,000              100,000
     Issuance of 80,000 shares of common stock for legal
       services                                                                                     13,334               13,334
     Conversion of convertible preferred stock into 1,044,000
       shares of common stock                                               543,750                      -              543,750
     Recapitalization transactions accounted for similar to
       reverse acquisition                                                    1,535                      -                1,535


                             See accompanying notes.

               BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

NOTE A - Basis of Presentation

         The accompanying unaudited consolidated financial statements at June 30, 2000 include the accounts of BBJ Environmental Technologies, Inc. and its subsidiary, BBJ Environmental Solutions, Inc. (acquired on June 1, 2000); and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of June 30, 2000 and results of operations for the three and six months ended June 30, 2000 and 1999. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the financial statements and footnotes thereto of BBJ Environmental Solutions for the year ended December 31, 1999, included in the company's Registration Statement Form 8-K filing. The consolidated companies are collectively referred to herein as ("BBJ" or the "Company"). All significant inter-company accounts and transactions have been eliminated.

         The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern. Accordingly, these financial statements do not include adjustments, if any, which might be necessary should BBJ be unable to continue as a going concern.

NOTE B - Organization and Description of Business

         BBJ Environmental Technologies, Inc., formerly known as Omega Development, Inc., was a development stage enterprise formed under the laws of the State of Nevada to evaluate, structure and complete a business combination in the form of a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. The Company had no business operations and no intention of engaging in active business prior to a business combination with another enterprise. Prior to the reverse acquisition, BBJ was a shell company with no material assets, liabilities or operations.

         The Company is operating through its newly acquired subsidiary, BBJ Environmental Solutions, Inc. BBJ Environmental Solutions was formed under the laws of the State of Florida in August 1993. BBJ Environmental Solutions develops, manufactures, and markets products and devices that control contamination and air pollution in heating, ventilation, air-conditioning, and refrigeration systems ("HVAC/R") in homes, offices, health care facilities, schools, food processing plants, and public buildings. All references to "the Company" include BBJ and BBJ Environmental Solutions, Inc. unless the context indicates otherwise.

NOTE C - Subsequent Event

         On May 31, 2000, the Company's stockholders approved a reverse stock split of one-for-three, which became effective on June 2, 2000. Contemporaneously, Omega Development, Inc. ("Omega") issued 12,410,666 post-split shares of its common stock in exchange for all the issued and outstanding shares of capital stock of BBJ Environmental Solutions, Inc. in a recapitalization transaction accounted for similar to a reverse acquisition ("Recapitalization"). All share and per share amounts in this Form 10-QSB have been adjusted to give retroactive effect to the aforementioned reverse stock split of one-for-three and the issuance of the 12,410,666 post-split shares. No change in per share value or authorized number of shares of capital stock occurred as a result of the reverse stock split. Omega was formerly a non-operating public shell corporation with no significant assets and was treated as the "acquired" company in the transaction, but remains the surviving legal entity. Accordingly, the transaction was treated as an issuance of stock by BBJ for the net monetary assets of Omega, accompanied by a recapitalization. Since this transaction is in substance a recapitalization of BBJ and not a business combination, a valuation was not performed and no goodwill was recorded. In connection with the Recapitalization, Omega's name was changed to BBJ Environmental Technologies, Inc.

         The assets acquired by the Company include all the assets of BBJ Environmental Solutions, which it utilizes in its operations. These include primarily the following: accounts receivable, inventory, furnishings, and equipment. The nature of the business in which those assets were used by BBJ Environmental Solutions were for the sale of its EPA registered products. The Company intends to continue to use such accounts receivable, inventory, furnishings, and equipment.

         As described above, the Company issued 12,410,666 post-split shares to acquire all the capital stock of BBJ Environmental Solutions through a stock for stock exchange which resulted in the Company acquiring all the assets and liabilities of BBJ Environmental Solutions. The number of shares issued to the former shareholders of BBJ Environmental Solutions was not based upon any particular pricing formula and may, accordingly, be determined to be arbitrarily determined by the parties to the Agreement based upon arms-length negotiations between the Company and the former principal stockholders and officers and directors of BBJ Environmental Solutions. Prior to the completion of the Company's acquisition of BBJ Environmental Solutions, there was no prior relationship between persons affiliated with BBJ Environmental Solutions and persons affiliated with the Company.

NOTE D - Computation of Net Loss Per Common Share

         Loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Planned principal operations of the Company have not commenced, although it has received limited revenues. In June 1975, the Financial Accounting Standards Board, in its Statement No. 7, set forth guidelines for identifying an enterprise in the development stage and the standards of financial accounting and reporting applicable to such an enterprise. In the opinion of the Company, its activities from its inception through June 30, 2000 fall within the referenced guidelines. Accordingly, the Company has reported its activities in accordance with the aforesaid Statement of Financial Accounting Standards No. 7.

         During the six months ended June 30, 2000 and 1999 and from inception in 1993 to June 30, 2000, BBJ Environmental Solutions sustained a net loss of approximately $445,738, $261,387 and $1,855,544, respectively. These losses are expected to continue for a presently undetermined time. Losses of the Company independent of BBJ Environmental Solutions in 1999 were minimal due to lack of business operations.

Sales and Revenues

         BBJ has derived (or intends to derive) revenues generally from sale of the products described herein. In order to increase revenue, BBJ has entered into distribution agreements with Purolator Products Air Filtration Company, AAF International, Abatement Technologies, and Nalco Diversified Technologies who have established distribution into target markets. In May 2000, BBJ implemented a sales and marketing organization and has begun developing strategic partner relationships with national companies to expand advertising and promotion. No assurances can be given that BBJ will be successful in these efforts.

Liquidity and Capital Resources

         As of June 30, 2000, the Company had net stockholders' deficit of $354,843, accumulated losses during the development stage of $1,855,544 and a working capital deficit of $230,424. There can be no assurance that the Company will be able to continue as a going concern or achieve material revenues or profitable operations. The Company is dependent upon the proceeds of a private placement offering and sufficient cash flow from operations to meet its short-term and long-term liquidity needs. The Company may require additional financing beyond the proceeds received from the offering depending upon the number of Shares sold and the amount of revenue derived from operations. In this event, no assurances can be given that such financing will be available in the amount required or, if available, that it can be on terms satisfactory to the Company.

Certain Financing Transactions

         In June of 2000, the Company raised $125,000 through a private placement of its common stock. The Company sold 100,000 shares of common stock, par value $.001 per share, at a cash purchase price of $1.25 per share.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings:        None
                  ------------------

Item 2.           Changes in Securities:    None, except as described herein.
                  ----------------------

Item 3.           Defaults Upon Senior Securities:   None
                  -------------------------------

Item 4.           Submissions of Matters to a Vote of Security Holders:
                  ----------------------------------------------------

         On May 31, 2000, the Company's stockholders, by majority consent in lieu of a meeting, approved (a) a change in name to BBJ Environmental Technologies, Inc., (b) a reverse stock split of one-for-three, which became effective June 2, 2000, and (c) the election of BBJ's appointed nominees, namely Robert G. Baker, Chief Executive Officer of BBJ, Jerry V. Schinella, President of BBJ, Michael J. Gordon, Vice President of BBJ, Frank P. Ragano and Rebecca F. Walter, as directors of the Company to serve in such capacity until their successors are elected and shall qualify.

Item 5.           Other Information:
                  -----------------

         On January 31, 2000, BBJ entered into an Agreement and Plan or Reorganization (the "Agreement") to acquire BBJ Environmental Solutions, Inc. At the consummation of the Agreement on June 1, 2000, in accordance with the Agreement, the following events occurred:

         (1) BBJ agreed to issue 12,410,666 post-split shares of its Common Stock in exchange for all the issued and outstanding capital stock of BBJ Environmental Solutions from 36 accredited stockholders of BBJ Environmental Solutions in accordance with Rule 506 of Regulation D promulgated under Section 4(2) of the Securities Act of 1933, as amended.

         (2) The Company agreed to repurchase 3,465,000 shares of BBJ's Common Stock to the Company at a purchase price of $.001 per share from Paul Shapansky, Herbert Maxwell, Dennis Rendfish, Robert A. Schneider, Louis Shapiro, Shai Sasson, Sidney Borenstein and Eric Bashford, thereby reducing the number of outstanding shares of BBJ's Common Stock to 1,535,000 shares before the closing of the Agreement.

         (3) The resignations of all officers of BBJ and the election of Robert Baker as Chairman of the Board and Chief Executive officer of BBJ, Jerry V. Schinella as President and Chief Operating Officer of BBJ, and Michael J. Gordon as Vice President, Secretary and Treasurer of BBJ.

         The assets acquired by BBJ include all the assets of BBJ Environmental Solutions, which it utilizes in its operations. These include primarily the following: accounts receivable, inventory, furnishings, and equipment. The nature of the business in which those assets were used by BBJ Environmental Solutions were for the sale of its EPA registered products. BBJ intends to continue to use such accounts receivable, inventory, furnishings, and equipment.

         As described above, BBJ issued 12,410,666 post-split shares to acquire all the capital stock of BBJ Environmental Solutions through a stock for stock exchange which resulted in the Company acquiring all the assets and liabilities of BBJ Environmental Solutions. The number of shares issued to the former shareholders of BBJ Environmental Solutions was not based upon any particular pricing formula and may, accordingly, be determined to be arbitrarily determined by the parties to the Agreement based upon arms-length negotiations between BBJ and the former principal stockholders and officers and directors of BBJ Environmental Solutions. Prior to the completion of BBJ's acquisition of BBJ Environmental Solutions, there was no prior relationship between persons affiliated with BBJ Environmental Solutions and persons affiliated with BBJ. The transaction was reported on Form 8-K dated June 1, 2000.

         In June of 2000, BBJ raised $125,000 in cash through a private placement of its common stock. BBJ sold 100,000 shares of common stock, par value $.001 per share, at a cash purchase price of $1.25 per share to three accredited investors. As a result of the foregoing transactions, the Company currently has 14,045,666 shares issued and outstanding. The Company owns 100% of BBJ Environmental Solutions, however, BBJ Environmental Solutions has a total of 3,004,244 non-qualified stock options/warrants. The Company may offer BBJ Environmental Solutions option/warrant holders the opportunity to exchange their options/warrants for almost identical securities in the Company, except that the number of shares of Common Stock subject to each option/warrant would be twice the original number of shares and the exercise price of each option/warrant would be equal to one-half of the original exercise price. To effect the foregoing, a new stock option plan will be established by the Company covering an estimated 8,000,000 shares of its Common Stock pursuant to which replacement options will be issued as described above unless the options would not be eligible to be included in a Form S-8 Registration Statement. Replacement options of the Company that can not be included in a Form S-8 Registration Statement will be issued outside the Company's new plan.

         On June 1, 2000 Mr. Frank P. Ragano and Ms. Rebecca F. Walter, who joined BBJ as outside board members, were each granted 100,000 options under the BBJ Plan eligible to purchase shares at an exercise price of $1.25 per share.

Item 6.           Exhibits and Reports on Form 8-K:
                  ---------------------------------

(a)               Exhibits

         Exhibit No.                Description
         -----------                -----------
              2                     Agreement and Plan of Reorganization  between Omega  Development, Inc, and BBJ
                                    Environmental Solutions, Inc., dated January 31, 2000. (1)
              3                     Amendment to Articles of Incorporation  (2)
              16.1                  Letter on change in certifying accountant from Henderson Sutton & Co., P.C. (3)
              16.2                  Letter on change in certifying  accountant from Kirkland,  Russ,  Murphy & Tapp (4)
              27                    Financial Data Schedule. (5)

--------------------------

(1)      Incorporated by reference to Exhibit 2 to the Company's Schedule 14C Information Statement filed on May
         10, 1999
(2)      Incorporated  by  reference  to Exhibit 3 to the  Registrant's  Form 8-K dated June 1, 2000,  and filed on
         June 8, 2000.
(3)      Incorporated  by reference to Exhibit 16.1 to the  Registrant's  Form 8-K dated June 1, 2000, and filed on
         June 8, 2000.
(4)      Incorporated  by reference to Exhibit 16.2 to the  Registrant's  Form 8-K dated June 1, 2000, and filed on
         June 8, 2000.
(5)      Filed herewith.

(b)               Reports on Form 8-K.

         The following reports on Form 8-K were filed during the quarter ended June 30, 2000:

         The Registrant filed a Current Report on Form 8-K on June 8, 2000, date of earliest event: June 1, 2000, reporting the Registrant's filing of the acquisition of all the outstanding capital stock of BBJ Environmental Solutions, Inc.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    BBJ ENVIRONMENTAL TECHNOLOGIES, INC.


Dated:  August 14, 2000             /s/ Robert G. Baker
                                    -------------------
                                    Robert G. Baker, Chairman and Director


                                    /s/ Jerry V. Schinella
                                    ----------------------
                                    Jerry V. Schinella, President and Director