Form 10QSB
period 2000-09-30
BBJ ENVIRONMENTAL TECHNOLOGIES INC
filed 2000-11-14
CIK 839439

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                For the quarterly period ended September 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                       For the transition period from ___________ to___________ Commission file number: 33-11059-A

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

                  Nevada                                                      13-3476854
----------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)      (IRS Employer Identification No.)

              6802 Citicorp Blvd., Suite 500, Tampa, Florida 33619
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (813) 622-8550
                           ---------------------------
                           (issuer's telephone number)

                                 Not Applicable
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 13, 2000, there were 15,445,900 shares outstanding, after giving effect to the issuance of Common Stock, $.001 par value, pursuant to recent financing transactions.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.
                      ------------------------------------
                                      INDEX
                                      -----

PART  I.          FINANCIAL  INFORMATION                                                       Page
                                                                                               ----

         Item 1.      Financial Statements

                      Consolidated Balance Sheets as of September 30, 2000 (Unaudited)
                           and December 31, 1999                                                 3

                      Consolidated Statements of Operations   (Unaudited) for the
                           Three and Nine Months ended September 30, 2000 and
                           September 30, 1999 and Cumulative Amounts from
                           Inception to September 30, 2000                                       4

                      Consolidated Statements of Cash Flows (Unaudited) for the
                           Nine Months ended September 30, 2000 and September
                           30, 1999 and Cumulative Amounts from Inception to
                           September 30, 2000                                                    5-6

                      Notes to Consolidated Financial Statements (Unaudited)                     7-8

         Item 2.      Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                   9-10

PART  II.         OTHER  INFORMATION

         Item 1.      Legal Proceedings                                                          11

         Item 2.      Changes in Securities                                                      11

         Item 3.      Defaults Upon Senior Securities                                            11

         Item 4.      Submission of Matters to a Vote of Security Holders                        11

         Item 5.      Other Information                                                          11

         Item 6.      Exhibits and Reports on Form 8-K                                           11

SIGNATURE  PAGE                                                                                  11

               BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                                                                                (Unaudited)
                                                                           September 30, 2000             Dec. 31, 1999
                                                                           ------------------             -------------
ASSETS
Current assets:
     Cash                                                                  $         8,277               $        19,189
     Accounts receivable                                                            16,674                        25,753
     Inventory                                                                      47,165                        30,942
     Prepaids                                                                        3,371                         3,371
                                                                           ---------------               ---------------
         Total current assets                                                       75,487                        79,255

Property and equipment, net                                                        111,685                        88,754
Security deposits                                                                   14,614                         4,418
                                                                           ---------------               ---------------
                                                                           $       201,786               $       172,427
                                                                           ===============               ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
     Accounts payable and accrued expenses                                 $       151,592               $       131,165
     Bank line of credit                                                            68,910                        24,869
     Current portion of bank loan and capital lease obligations                     24,002                        21,127
     Advances from stockholders                                                    146,500                        35,000
                                                                           ---------------               ---------------
                  Total current liabilities                                        391,004                       212,161

Bank loan, less current portion                                                     28,021                             -
Capital lease obligations, less current portion                                     23,005                        36,925
Convertible debentures                                                             401,742                       230,000
                                                                           ---------------               ---------------
                  Total liabilities                                                843,772                       479,086
                                                                           ---------------               ---------------


Stockholders' deficit:
     Preferred stock, $1.00 par value; 5,000,000 shares
         authorized; none and 543,750 issued and
         outstanding, respectively                                                       -                       543,750
     Common stock, $.001 par value; 25,000,000 shares
        authorized; 14,045,666 and 10,646,666 shares issued
        and outstanding, respectively                                               14,046                        10,647
     Additional paid-in capital                                                  1,481,655                       548,750
     Accumulated deficit during development stage                               (2,137,687)                   (1,409,806)
                                                                           ---------------               ---------------
         Net stockholders' deficit                                                (641,986)                     (306,659)
                                                                           ---------------               ---------------
                                                                           $       201,786               $       172,427
                                                                           ===============               ===============

                             See accompanying notes.

               BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                                  Cumulative Amounts
                                             Three Months Ended Sept 30,           Nine Months Ended Sept 30,     from Inception to
                                              2000             1999                2000                1999       Sept 30, 2000
                                             ------           ------              ------              ------      -----------------
Sales, net                              $     93,245    $     46,067          $    298,340        $  202,112          1,707,203

Cost of sales                                 17,125          16,376                67,265            50,533            333,392
                                        ------------    ------------          ------------        ----------       ------------

         Gross margin                         76,120          29,691               231,075           151,579          1,373,811
                                        ------------    ------------          ------------        ----------       ------------

Operating Expenses:
     Sales and marketing                     210,866         113,145               489,155           247,891          1,467,660
     General and administrative              125,315         109,861               396,573           324,008          1,796,441
     Research and development                 22,080          27,258                73,228            61,640            247,397
                                        ------------    ------------          ------------        ----------       ------------

         Total operating expenses            358,261         250,264               958,956           633,539          3,511,498
                                        ------------    ------------          ------------        ----------       ------------

Net loss                                $   (282,141)   $   (220,573)         $   (727,881)       $ (481,960)      $ (2,137,687)
                                        ============    ============          ============        ==========       ============
Net loss per share                      $      (0.02)   $      (0.02)         $      (0.06)       $    (0.05)      $      (0.24)
                                        ============    ============          ============        ==========       ============
Weighted Average Shares
     Outstanding                          14,045,666      10,646,666            12,497,000          10,499,000        8,814,000
                                        ============    ============          ============        ==========       ============



                             See accompanying notes.

               BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                                  Cumulative Amounts
                                                                                  Nine Months Ended Sept 30,      from Inception to
                                                                                 2000              1999           Sept 30, 2000
                                                                            --------------    --------------      -------------
Cash flows from operating activities:
Net loss                                                                        $ (727,881)       $ (481,960)      $ (2,137,687)
Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation, net of gain on sale                                            25,512            27,268            131,635
       Compensation due to grant of stock options                                        -            21,630                  -
       Changes in current assets and liabilities:
         Accounts receivable                                                         9,079           (14,489)           (16,674)
         Inventory                                                                 (16,223)           (2,268)           (47,165)
         Prepaids                                                                        -                 -             (3,371)
         Accounts payable and accrued expenses                                      27,879            25,212            244,878
                                                                            --------------    --------------    ---------------

                  Net cash used in operating activities                           (681,634)         (424,607)        (1,828,384)
                                                                            --------------    --------------    ---------------

Cash flows from investing activities:
     Purchase of property and equipment, net of proceeds from sale                 (48,443)            1,189           (153,709)
     Security deposits                                                             (10,196)                -            (14,614)
                                                                            --------------    --------------    ---------------

                  Net cash provided by (used in) investing activities              (58,639)            1,189           (168,323)
                                                                            --------------    --------------    ---------------

Cash flows from financing activities:
     Proceeds from bank loans                                                       79,084                 -            135,600
     Principal payments on bank loans and capital leases                           (18,067)          (17,217)           (81,273)
     Proceeds from convertible debentures                                                -                 -            334,500
     Proceeds from cash advances from stockholders                                 275,790           126,300            503,290
     Repayment of cash advances from stockholders                                        -           (69,500)           (69,500)
     Net proceeds from issuance of preferred and common stock                      392,554           455,250          1,182,367
                                                                            --------------    --------------    ---------------

                  Net cash provided by financing activities                        729,361           494,833          2,004,984
                                                                            --------------    --------------    ---------------

                                   (continued)

               BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                   (Unaudited)

                                                                                                               Cumulative Amounts
                                                                           Nine Months Ended Sept 30,          from inception to
                                                                          2000                   1999          Sept 30, 2000
                                                                     --------------         --------------     ----------------
Net increase (decrease) in cash                                             (10,912)                71,415                8,277

Cash, beginning of period                                                    19,189                    711                    -
                                                                     --------------         --------------      ---------------

Cash, end of period                                                  $        8,277         $       72,126           $    8,277
                                                                     -=============         ==============      ===============
Supplemental disclosures of cash flow information:

     Interest paid                                                   $        9,987         $        9,542          $    55,973

Supplemental disclosures of non-cash financing activities:

     Conversion of convertible debentures into 770,878 shares
       of common stock                                               $            -         $            -          $    200,000
     Purchase of property and equipment financed by capital
       lease obligations                                                          -                      -                89,611
     Conversion of convertible debentures into 666,666 shares
       of common stock                                                            -                100,000               100,000
     Issuance of 80,000 shares of common stock for legal services                 -                 13,334                13,334
     Conversion of convertible preferred stock into 1,044,000
       shares of common stock                                               543,750                      -               543,750
     Recapitalization transactions accounted for similar to
       reverse acquisition                                                    1,535                      -                 1,535
     Conversion of cash advances from stockholders to
       convertible debenture                                                164,290                      -               287,290
     Conversion of accrued interest and consulting services to
       convertible debenture                                                  7,452                      -                79,952

                             See accompanying notes.

               BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000
                                   (Unaudited)

NOTE A - Basis of Presentation

         The accompanying unaudited consolidated financial statements at September 30, 2000 include the accounts of BBJ Environmental Technologies, Inc. (the "Company") and its subsidiary, BBJ Environmental Solutions, Inc. (acquired on June 1, 2000); and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of September 30, 2000 and results of operations for the three and nine months ended September 30, 2000 and 1999. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. The statements should be read in conjunction with the financial statements and footnotes thereto of BBJ Environmental Solutions, Inc. for the year ended December 31, 1999, included in the Company's Registration Statement Form 8-K filing, dated June 1, 2000. All significant inter-company accounts and transactions have been eliminated.

NOTE B - Organization and Description of Business

         BBJ Environmental Technologies, Inc., formerly known as Omega Development, Inc., was a development stage enterprise formed under the laws of the State of Nevada to evaluate, structure and complete a business combination in the form of a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. The Company had no business operations and no intention of engaging in active business prior to a business combination with another enterprise. Prior to the reverse acquisition, the Company was a shell company with no material assets, liabilities or operations.

         The Company is operating through its newly acquired subsidiary, BBJ Environmental Solutions, Inc. BBJ Environmental Solutions was formed under the laws of the State of Florida in August 1993. BBJ Environmental Solutions develops, manufactures, and markets products and devices that control contamination and air pollution in heating, ventilation, air-conditioning, and refrigeration systems ("HVAC/R") in homes, offices, health care facilities, schools, food processing plants, and public buildings. All references to "the Company" include BBJ Environmental Technologies, Inc. and BBJ Environmental Solutions, Inc. unless the context indicates otherwise.

NOTE C - Recapitalization

         On May 31, 2000, the Company's stockholders approved a reverse stock split of one-for-three, which became effective on June 2, 2000. Contemporaneously, the Company issued 12,410,666 post-split shares of its common stock in exchange for all the issued and outstanding shares of capital stock of BBJ Environmental Solutions in a recapitalization transaction accounted for similar to a reverse acquisition ("Recapitalization"). All share and per share amounts in this Form 10-QSB have been adjusted to give retroactive effect to the aforementioned reverse stock split of one-for-three and the issuance of the 12,410,666 post-split shares. No change in per share value or authorized number of shares of capital stock occurred as a result of the reverse stock split. The Company was formerly a non-operating public shell corporation with no significant assets and was treated as the "acquired" company in the transaction, but remains the surviving legal entity. Accordingly, the transaction was treated as an issuance of stock by BBJ Environmental Solutions for the net monetary assets of the Company, accompanied by a recapitalization.

Since this transaction is in substance a recapitalization of BBJ and not a business combination, a valuation was not performed and no goodwill was recorded. In connection with the Recapitalization, the Company's name was changed to BBJ Environmental Technologies, Inc.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Planned principal operations of the Company have not commenced, although it has received limited revenues. In June 1975, the Financial Accounting Standards Board, in its Statement No. 7, set forth guidelines for identifying an enterprise in the development stage and the standards of financial accounting and reporting applicable to such an enterprise. In the opinion of the Company, its activities from its inception through September 30, 2000 fall within the referenced guidelines. Accordingly, the Company has reported its activities in accordance with the aforesaid Statement of Financial Accounting Standards No. 7.

         During the three months ended September 30, 2000, BBJ generated revenues from product sales of $93,245 compared to $46,067 for the three months ended September 30, 1999. This increase was due to the implementation of a sales and marketing strategy to develop strategic channel partner relationships with national companies to expand product distribution and promotion. Total operating expenses increased to $358,261 for the three months ended September 30, 2000 from $250,264 for the three months ended September 30, 1999 due primarily to the expansion of the Company's sales force and increased marketing effort. For the three months ended September 30, 2000 and 1999, the Company incurred a net loss of $282,141 and $220,573, respectively.

         During the nine months ended September 30, 2000, BBJ generated revenues from product sales of $298,340 compared to $202,112 for the nine months ended September 30, 1999. This increase was due to the implementation of a sales and marketing strategy to develop strategic channel partner relationships with national companies to expand product distribution and promotion. Total operating expenses increased to $958,956 for the nine months ended September 30, 2000 from $633,539 for the nine months ended September 30, 1999. The increase was due primarily to the expansion of the Company's sales force and increased marketing effort as well as costs associated with the recapitalization of the Company. For the nine months ended September 30, 2000 and 1999, the Company incurred a net loss of $727,881 and $481,960, respectively.

         The foregoing results were achieved over the past two years when the Company had inadequate financing for sales support, marketing and advertising, promotional material and participation in trade shows, which adversely effected the Company's revenues. The Company now believes it has the financing to fully implement its business plan to do the following: implement sales plan, create promotional materials, begin advertising and public relations campaign, participate in trade shows/organization memberships, and complete current research, product development and studies currently underway.

Liquidity and Capital Resources

         As of September 30, 2000, the Company had net stockholders' deficit of $641,986, accumulated losses during the development stage of $2,137,687 and a working capital deficit of $315,517. During the nine months ended September 30, 2000 and September 30, 1999, the Company used in operating activities $681,634 and $424,607, respectively. This was a result of losses incurred by the Company during its development stage operations partially reduced primarily from depreciation expenses and increases in payables and accrued expenses. During the nine months ended September 30, 2000 and September 30, 1999, net cash provided by (used in) investing activities was $(58,639) and $1,189, respectively. During the nine months ended September 30, 2000, cash was used to purchase property and equipment and for security deposits. During the nine months ended September 30, 2000 and September 30, 1999, cash flows from financing activities amounted to $729,361 and $494,833, respectively. During the nine months ended September 30, 2000, cash was provided through net proceeds from the sale of capital stock, proceeds from bank loans and cash advances from stockholders partially offset by payments made on bank loans and capital leases. During the nine months ended September 30, 1999, cash was provided from the sale of capital stock and cash advances from stockholders partially offset by a repayment of these cash advances and payments made on bank loans and capital leases.

         As described below, the Company received in November 2000, $1,050,000 in cash through subscription agreements of its Common Stock from two overseas banks. The Company sold 1,400,000 shares of its Common Stock at a cash purchase price of $.75 per share. Management believes that the funds received from this financing together with funds anticipated to be received from operations will be sufficient to finance the Company's liquidity and capital resource needs on a short term and long term basis over a period of at least the next 15-18 months.

Recent Developments

In November 2000, the Company sold through subscription agreements 1,400,000 restricted shares of its Common Stock at a purchase price of $.75 per share to two overseas banks. The Company has also received indications of interest from four other overseas accredited investors to purchase an additional 1,404,000 shares at the same price per share, for a total of $1,053,000 in additional financing, bringing the total amount of financing to $2,103,000. A commission in the nature of a finder's fee of up to 200,000 shares of the Company's Common Stock will be issued to one accredited investor based on the total amount of financing received by the Company. This transaction was exempt under Sections 4(2) and 4(6) and Rule 506 of Regulation D of the Securities Act. The investors in this private placement also received the right to name two members of the Company's Board of Directors. In the event that the Company's revenues for the period November 1, 2000 through October 30, 2001 is less than $1,667,075, the purchase price is subject to proportionate adjustment down to a minimum of $.375 per share.

In August and October 2000, the Company raised $50,000 in August 2000 and $50,000 in October 2000 through two bridge loans. The Company granted an option for 75,000 shares of Common Stock, par value $.001 per share, at an exercise price of $1.25 per share for each bridge loan. The loans have been paid in full as of the date of this filing.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings:        None
         -----------------

Item 2.  Changes in Securities:    None
         ---------------------

Item 3.  Defaults Upon Senior Securities:   None
         -------------------------------

Item 4.  Submissions of Matters to a Vote of Security Holders: None
         ----------------------------------------------------

Item 5.  Other Information:        None

Item 6.  Exhibits and Reports on Form 8-K:
         ---------------------------------

(a)      Exhibits

         Exhibit No.              Description
         -----------              -----------

               3                  Amendment to Articles of Incorporation  (1)
              27                  Financial Data Schedule.  (2)

--------------------------
(1) Incorporated by reference to Exhibit 3 to the Registrant's Form 8-K dated June 1, 2000, and filed on June 8, 2000.
(2)  Filed herewith.

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended September 30, 2000:

         However, the Registrant filed a Current Report on Form 8-K (date of earliest event: June 1, 2000), reporting the Company's acquisition of all the outstanding capital stock of BBJ Environmental Solutions, Inc., change in control, and a change in certifying public accountants.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          BBJ ENVIRONMENTAL TECHNOLOGIES, INC.


Dated:  November 13, 2000                 /s/ Jerry V. Schinella
                                          --------------------------------------
                                          Jerry V. Schinella, President and CFO