Form 10KSB40
period 2000-12-31
BBJ ENVIRONMENTAL TECHNOLOGIES INC
filed 2001-03-19
CIK 839439

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

  [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
         THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 2000

                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission File Number:  0-24016

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.

             (Exact name of Registrant as specified in its charter)

            Nevada                                           13-3476854
(State of jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                        Identification Number)

6802 Citicorp Blvd., Suite 500
Tampa, Florida                                                   33619
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number,
including area code:                                         (813) 622-8550


Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 Par Value
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___.

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB [x].

         As of March 15, 2001, the number of shares held by non-affiliates was 8,185,026. Due to the lack of public market for the Company's Common Stock, no value has been attributed to the shares held by non-affiliates.

         The number of shares outstanding of the issuer's Common Stock, as of March 15, 2001, was 17,592,578.

                                     PART I

Item 1.  Description of Business

HISTORY OF BBJ ENVIRONMENTAL TECHNOLOGIES, INC.

         BBJ Environmental Technologies, Inc. was formed under the laws of the State of Nevada in July 1988 to evaluate, structure and complete a business combination in the form of a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships.

         In June 1995, we acquired all of the common stock of Home Partners of America, Inc., a New Jersey corporation. Home Partners was a development stage company that was to provide home improvement loans that were to be 90% insured by the Federal government under the HUD-FHA Title I Property Improvement Program, and conventional home improvement loans for bank portfolios. Prior to this acquisition, our sole operating asset was the A.B. Building, a 142,000 square foot general purpose office building, located in Windsor, CT, a suburb of Hartford. On September 27, 1996, the bank that held the mortgage on the property instituted foreclosure proceedings. Since the A.B. Building was our only operating asset, we were forced to cease development plans in connection with Home Partners. From September 1996 through May 2000, we have had no ongoing operations and minimal activity focused on acquiring a business opportunity. Our only operations will be through our newly acquired subsidiary, BBJ Environmental Solutions, Inc.

ACQUISITION OF BBJ ENVIRONMENTAL SOLUTIONS, INC.

         Pursuant to an Agreement and Plan of Reorganization dated as of January 31, 2000 by and among BBJ Environmental Solutions and certain Stockholders of BBJ Environmental Technologies, we agreed to acquire up to 100% of the capital stock of BBJ Environmental Solutions for 12,410,666 shares of our common stock subject to certain closing conditions which included, without limitation, the following: (i) a reverse stock split by us of one-for-three followed by a stock repurchase of 3,465,000 shares for nominal consideration from certain stockholders of BBJ Environmental Technologies; (ii) BBJ Environmental Technologies being a clean shell without assets or liabilities (other than $50,000 owed to BBJ Environmental Solutions, which was borrowed by us in connection with this transaction); and (iii) BBJ Environmental Technologies being current with all reports required to be filed under the Exchange Act of 1934, as amended. At the completion of the Reorganization, BBJ Environmental Solutions became the operating subsidiary of BBJ Environmental Technologies.

HISTORY OF BBJ ENVIRONMENTAL SOLUTIONS, INC.

        Established in 1993, BBJ Environmental Solutions develops, manufactures, and markets products and devices that control contamination and air pollution in heating, ventilation, air-conditioning, and refrigeration systems of homes offices, health care facilities, schools, and public buildings. Consequently, our products are highly effective in promoting good indoor air quality and indoor environment quality. Management believes that our leading product, BBJ MicroBiocide(R), is the only product specifically registered by the U.S. Environmental Protection Agency for the control of bacterial and algae growth in air-conditioning systems.

         Robert Baker, our Chairman of the Board and Chief Executive Officer, developed the idea for BBJ Environmental Solutions in July 1987 when he acquired an infection in a hospital that resulted in severe pain and required over six months to heal. As a result of this experience, he was determined to learn all he could about the causes of such infections and do everything possible to prevent or minimize them.

        Through diligent research, Mr. Baker became convinced that a significant cause of indoor air pollution and disease transmission was directly related to inadequate maintenance of air-conditioning and air-handling systems. While managing the facilities and other administrative services of the M.D. Anderson Cancer Center, during the mid-to-late 1980's, he uncovered several instances where the air-conditioning systems contributed to serious infection-control problems.

        Mr. Baker began a study of air quality problems, examining their causes and methods for improvement. He also developed methods for testing the biological content of air-conditioning systems, establishing the level of risk relative to contamination, and conceived methods for controlling the build-up of contaminating organisms. After about four-years, he discovered an agent that can be used safely in the air stream that is also highly effective against troublesome microbes. Although pathogens or disease causing organisms are normally thought of as the greatest concern, it is not the major problem. Virtually all bacteria, mold and other fungi that grow to high concentrations in the indoor environment can cause air quality problems.

THE MARKET FOR INDOOR AIR QUALITY

       Indoor contaminants are a source of pollution that can cause a host of symptoms that have become known as sick building syndrome. Sick building syndrome causes occupant discomfort and complaints, low worker productivity, and, in severe cases, illness and disability. Such contamination poses a threat to both human health and the environment. Conventional disinfectants are not a satisfactory means of control because they actually add more contamination than they remove. Our products, on the other hand, prevent the formation of and remove potentially harmful contaminants without introducing additional pollution to the indoor environment of buildings such as office buildings, residences, schools, food processing plants, hospitals and nursing homes.

       Contamination of air associated with bacteria, fungi, molds, and yeast growth is believed by Management to be the primary cause of the indoor air quality problems that have received so much attention during the past ten years. The resulting building related illnesses and sick building syndrome cases lead to illness, discomfort, lost productivity, and significant legal risks for employers and building owners. Our products are used by heating, ventilation, air conditioning and refrigeration contractors and building maintenance technicians both in scheduled maintenance programs and during more in-depth cleanup operations.

      Indoor air quality has become a major health concern in the United States and in other developed countries around the world. Indoor air pollution can lead to the serious problem of sick building syndrome which results in a wide range of health concerns, including respiratory disease, dizziness, eye irritation, and general fatigue.

       The Occupational Safety and Health Administration estimated that over 21 million employees are exposed to indoor air quality problems. Due to the magnitude of the problem, the U.S. Environmental Products Agency, the Occupational Safety and Health Administration and the Department of Energy have all concurred that sick building syndrome was one of the principal environmental problems confronting the United States in the 1990's and beyond. Although sick building syndrome is a relatively new problem, methods to prevent and control it are available. The simplest solutions are proper facility management and regular maintenance programs.

       According to reports by the American Lung Association and the U.S. Environmental Protection Agency, a clean air-conditioning system of a building is extremely important since many people spend more than 90 percent of their time in indoor environments. Levels of indoor contamination can be up to 70 times higher than outside. The re-circulation of stale air in an indoor environment concentrates airborne particles and organic compounds, byproducts of combustion and biological contamination.

       When building occupants become ill as a result of sick building syndrome, it leads to increased employee absenteeism, lost productivity, increased health insurance premiums and workers' compensation claims. Consequently, sick building syndrome provides a basis for costly litigation against building owners, managers, contractors, architects, heating, ventilation, air-conditioning and refrigeration companies, manufacturers, and others that have worked in the building. A significant cause of sick building syndrome is microbiological contamination of indoor environments. The Legionnaires Disease outbreak in Philadelphia in 1976 is probably the most publicized case of illness caused by a pathogenic (disease-causing) microbial agent in a building.

      According to the Air Pollution Prevention and Control Division of the U.S. Environmental Protection Agency, many heating, ventilation and air conditioning system components can act as direct or indirect sources of particles and/or volatile organic chemicals. Most prominent is the occurrence of biological growth and bioaerosol generation in the presence of moisture provided by air washers and other recirculating water systems, inadequate humidity control, poorly designed humidifying systems, insufficient cooling coil maintenance, and condensate drip pans. These problems appear to be exacerbated by dust accumulation, and infiltration of outdoor contaminants that are distributed to indoor spaces by the heating, ventilation and air conditioning system, and the results of such contamination are that allergic reactions can range from mildly uncomfortable to life-threatening, as in a severe asthma attack. Some common signs and symptoms are watery eyes, runny nose and sneezing, nasal congestion, itching, coughing, wheezing and difficulty breathing, headache, and fatigue.

        According to the U.S. Department of Health and Human Services, the heating, ventilation and air conditioning system must be well maintained, inspected and cleaned on a prescheduled and periodic basis and repaired as needed. If maintenance is inadequate, problems that may arise again include growth and dissemination of microbial agents from water reservoirs or water-damaged areas as well as the dissemination of irritant dust through air supply from the heating, ventilation and air conditioning system.

      Commercial building owners, employees, and homeowners have become increasingly concerned about the effects of bacteria and mold contamination in air-conditioning systems. During the last few years, many new products have been brought to the market that claim to improve the quality of indoor air. None of these products provide the efficacy of our approach. We believe that our products have a competitive advantage in that our products have the lowest toxicity and highest benefits of any known products on the market today.

THE HEATING, VENTILATION AND AIR-CONDITIONING INDUSTRY

        The heating, ventilation and air conditioning ("HVAC") industry consists of the installation, replacement, maintenance service and repair of heating, ventilation and air conditioning systems at existing residences and commercial businesses and the installation of HVAC systems at newly constructed homes and businesses.

        According to Air Conditioning, Heating and Refrigeration News, there are approximately 43 million central air conditioners, 54 million furnaces and nine million heat pumps in operation in homes in the United States. They further state that there are over 30,000 heating, ventilation and air conditioning contractors currently operating in the United States. According to the Air Conditioning and Refrigeration Institute, over 61 million air conditioners have been installed in the United States since 1975.

        According to a report published by the U.S. Department of Housing and Urban Development for 1995, 80% of all new houses constructed in the United States included central air conditioning. According to the U.S. Census Bureau, manufacturers sales for all residential air conditioners and warm air furnaces produced in 1997 were approximately $5.5 billion, reflecting a compound annual growth rate of 7.2% from 1993 to 1997.

        Services in the residential market consist of the installation, replacement, maintenance and repair of heating and air conditioning systems at existing residences and the installation of heating and air conditioning systems in newly constructed homes. This market is served by small, owner-operated businesses operating in a single geographic area and dealers owned by consolidators, utility companies and others, some of which may operate under a uniform trade name and in multiple geographic locations. The retail sales and service market in the United States is comprised of over 30,000 dealers.

THE REFRIGERATION INDUSTRY

        The refrigeration industry consists of the installation, replacement, maintenance service and repair of refrigerative cooling apparatus and systems at existing commercial businesses and industrial processes and the installation of refrigeration systems at newly constructed industries and businesses. An ancillary market that must be addressed with different channels, but similar products is the transport refrigeration industry. It consists of the installation, replacement, maintenance service and repair of refrigerative cooling apparatus and systems on existing vehicles, such as over-the-road trucks, railroad and shipboard businesses and the installation of refrigeration systems at newly constructed vehicles.

     The U.S. Census Bureau reports that close to 20,000 food processing/manufacturing locations that require significant volumes of refrigerated air to control and preserve their products. In all, according to the U.S. Census Bureau, the total available market annually for industrial refrigeration hygiene in food processing/manufacturing plants is estimated to be over $17 million.

THE BBJ SOLUTION TO INDOOR AIR QUALITY

        We manufacture and market a proprietary line of user and environmentally friendly products that reduce indoor air contamination and, therefore, lead to a healthier indoor environment. These products are designed to safely and effectively treat the heating, ventilation and air-conditioning/refrigeration ("HVAC/R") systems in homes and commercial and institutional buildings. A major feature of our flagship product BBJ MicroBiocide(R) is that the treatment prevents bacteria, mold, mildew and fungi from growing for a period of up to six months after treatment.

        All of our products provide a non-toxic, environmentally friendly way of cleaning without harming heating and air-conditioning equipment. Studies by the American Society of Heating, Refrigeration, and Air-Conditioning Engineers have shown that with a proper maintenance program the life of the equipment will be prolonged and breakdowns will occur less often, resulting in overall lower costs to end-users.

        Our products improve the overall indoor air quality, indoor environmental quality and air conditioning and refrigeration systems of residential, commercial, and industrial buildings, decreasing the risk of sick building syndrome and the diseases associated with it. The overall benefit to an employer will be increased worker productivity and lower employee absenteeism, lawsuits, and worker compensation claims.

DESCRIPTION OF PRODUCTS COMPETITIVE STRENGTHS AND STRATEGY

        Our existing products include the following:

     MICRO COIL CLEAN(R) (Detergent Based Industrial Cleaner) - Removes built-up dirt and debris safely without damaging surfaces where applied. The coil cleaner has great cleaning activity yet it is safe enough to wash your hands in. It does not etch the coil fins and will not damage carpeting or furnishings, if accidentally spilled.

     POWER COIL CLEAN(TM) is a non-caustic, non-corrosive heavy duty coil cleaner that safely cleans and deodorizes evaporator coils, condenser coils, heating coils, window units, air filters, blowers, and other dirty HVAC/R components without damaging metal surfaces.

     BBJ MICROBIOCIDE(R) (Growth Prevention) - Only product specifically registered by U.S. Environmental Protection Agency for use in air-conditioning and refrigeration systems to control bacterial and algal growth. It destroys active microbial growth and inhibits future growth for as long as six months. This product is to be applied after cleaning the coils with Micro Coil Clean(R) or Power Coil Clean(TM).

     FRESHDUCT(R) (ODOR ELIMINATOR) - Formulated especially for conditions inside of heating, ventilation and air conditioning duct systems, it encapsulates odors at the source, not just covers them up. Its advanced technology destroys odors on contact to freshen and deodorize air ducts, basements, attics, crawl spaces, and other areas prone to odors. It is non-toxic, biodegradable, and has a light, pleasing fragrance to be used in conjunction with BBJ MicroBiocide(R).

     BBJ SPRAY(TM) DISINFECTANT/CLEANER - Disinfectant cleaner product designed to kill and clean infection and disease-causing organisms on environmental surfaces, including external portions of heating, ventilation, and air conditions systems.

     THE INDOOR AIR FIRST AID KIT(TM) - Combined easy-to-use package of BBJ
         MicroBiocide(R), Micro Coil Clean(R), and BBJ Spray(TM)
         Disinfectant/Cleaner that can be used for one single residential or small office treatment.

MICRO COIL CLEAN(R)

        Micro Coil Clean(R) is a detergent-based, pH-balanced industrial and residential surface cleaner specially formulated for preventative maintenance use on HVAC/R coils. The Micro Coil Clean(R) formula is a company trade secret. It is distinguished from other such cleaners in that it is free from the properties that make many competing products harmful to users, hard on equipment, damaging to the environment, and a potential source of air contamination that their use attempts to prevent.

        This product is formulated using a proprietary combination of highly engineered surfactants that are classified as "readily biodegradable" according to the standard U.S. Environmental Protection Agency method. It does not contain alkalis that are caustic, phosphates that contaminate the environment, solvents that result in air pollution, or the strong acids that make many products corrosive. Micro Coil Clean(R) is a companion product to BBJ MicroBiocide(R) in that a system must be clean before it can be successfully treated with BBJ MicroBiocide(R). Contamination restricts the movement of air through the coil. Consequently, contaminated systems have higher operating costs, break down more frequently and have shorter lives. Thus, system cleaning is extremely cost effective.

POWER COIL CLEAN(TM)

        Power Coil Clean(TM), with BBJ Enviro-Gard(TM), is a non-caustic, non-corrosive heavy duty coil cleaner that safely cleans and deodorizes evaporator coils, condenser coils, heating coils, window units, air filters, blowers, and other dirty HVAC/R components without damaging metal surfaces. BBJ Enviro-Gard(TM) is an encapsulation control agent that regulates the proven cleaning power of ammonium bifluoride without damaging metal surfaces or generating harmful byproducts. This revolutionary patented technology allows Power Coil Clean(TM) to clean like an acid, but without damaging the equipment.

      Power Coil Clean(TM) removes stubborn dirt and other deposits on heating, ventilation, air-conditioning and refrigeration coils. This buildup on coils causes reduced system efficiency as it interferes with the heat transfer process of the heating, ventilation, air-conditioning and refrigeration unit. With its special fast, penetrating action, Power Coil Clean(TM) gets to hard to reach places by cutting through the toughest dirt and grime. Although it leaves coils clean and shiny, its patented formula is safe and non-corrosive on all metals, including aluminum, copper and iron. Power Coil Clean(TM) also will not stain or bleach materials or fabrics. Many acid and alkaline cleaners on the market today clean in part by causing a chemical reaction between the cleaner and the metal that destroys the surface of the metal. This type of chemical reaction damages coils causing system inefficiency and failure. Tests have shown that up to 90 percent of the weight of aluminum coil stock is lost by soaking in these types of cleaners for as little as four hours. Power Coil Clean(TM) has the same powerful cleaning action, but without the damaging effects of these cleaners.

BBJ MICROBIOCIDE(R)

        BBJ MicroBiocide(R), is specifically registered with the U.S. Environmental Protection Agency for heating, ventilation, air conditioning and refrigeration systems, and is highly effective in preventing or inhibiting the growth of active microorganisms such as bacteria, algae, mold and other fungi that grow in heating, ventilation, air-conditioning and refrigeration systems for months at a time. Although BBJ MicroBiocide(R) effectively kills these microorganisms upon application, what makes this product unique is its ability to make that same treated surface uninhabitable to future microbial growth for months at a time. The product is economical to use and does not require highly trained applicators or complex procedures. Consequently, it is attractive to heating, ventilation, air-conditioning and refrigeration contractors and building owners who utilize their own maintenance technicians. BBJ MicroBiocide(R) is sold as a two component package that the user mixes before use. One bottle contains the BBJ MicroBiocide(R) diluent and the other bottle contains the activator crystals. The product is highly concentrated. Following the mixing instructions for the activator crystals and the diluent, the product is diluted at the rate of three ounces of concentrate per gallon of tap water. This contributes to the economical use because a large supply can be shipped long distances at a low cost. BBJ MicroBiocide(R) is also sold under the Purolator label as Purolator 180 Antibacterial HVAC Treatment and under the Nalco Diversified Technologies label as Coil Clear. We are in discussions with several companies who have also expressed an interest in private labeling BBJ MicroBiocide(R). We can provide no assurances that these discussions will result in contracts.

FRESHDUCT(R) ODOR ELIMINATOR

         FreshDuct(R) Odor Eliminator, introduced in October 1998, was developed for the control of odors associated with smoke, pets, spoilage, water infiltration, and other contamination in air-conditioning ducts, plenum and crawl spaces, wall cavities and other difficult to reach areas. FreshDuct(R) Odor Eliminator is specially formulated to control odors and other sources of indoor pollution gently but effectively. It encapsulates odors at the source, not just covers them up. It freshens and deodorizes interiors of both lined and unlined ductwork. FreshDuct(R) Odor Eliminator controls odors by both encapsulating and breaking down odor molecules and time releasing a fresh fragrance. FreshDuct(R) Odor Eliminator is user friendly and there is no need to evacuate the premise during application. FreshDuct(R) Odor Eliminator is formulated with non-toxic and readily biodegradable ingredients that will not accumulate in the environment.

BBJ SPRAY(TM) DISINFECTANT/CLEANER

        BBJ Spray(TM) Disinfectant/Cleaner is a disinfectant product designed to kill disease-causing organisms such as tuberculosis bacillus, viruses such as Aids, and Herpes, bacteria, and fungi. BBJ Spray(TM) is fully registered with the U.S. Environmental Protection Agency. The product is designed and manufactured for full-strength use on surfaces, walls, floors, bathrooms and kitchens. It is effective against the control of both disease and odor causing organisms. The product is low in toxicity, mild to the skin, and has a light, pleasing fragrance. This is an advantage because many disinfectant formulations utilize harsh chemicals that are corrosive, irritating to the skin, and give off pungent odors. Although BBJ Spray(TM) is a mild disinfectant, the product exhibits excellent cleaning and germ control ability.

        BBJ Spray(TM) was developed as a companion product for the heating, ventilation and air conditioning market. Service technicians often encounter unsightly growths of fungi and mold on supply grills and adjacent surfaces. Not only do these stains detract from the appearance of the facility, they can cause recontamination of the air-conditioning system following cleaning unless properly eliminated. BBJ Spray(TM) was developed to kill and remove these troublesome organisms.

THE INDOOR AIR FIRST AID KIT(TM)

        The Indoor Air First Aid Kit(TM), which is sold under the Purolator label, provides heating, ventilation and air conditioning contractors with an eye-catching marketing component and efficient manner for introducing our products to the residential and small office consumer in smaller quantities.

        The package is designed to be a complete, easy-to-use system for treating up to a five-ton heating and air-conditioning system. It contains the following products:

         one 1.6 oz. concentrated bottle of Purolator 180 (BBJ
         MicroBiocide(R));

         one 8 oz. concentrated bottle of Purolator Coil Cleaner (Micro Coil Clean(R)); and

         one 8 oz. bottle of BBJ Spray(TM)for the consumer's use.

COMPETITIVE STRENGTHS

        Management believes that we have a combination of strengths that positions us as a leading provider of indoor air quality, indoor environmental quality and heating ventilation and air conditioning hygiene products and services. These competitive advantages are as follows:

         - Reputation. We have established a reputation for quality products that provide solutions for indoor air quality problems, indoor environment quality problems and heating, ventilation and air-conditioning hygiene.

         -        Commitment to Product Innovation and Technological Leadership.
                  Throughout our history, management has dedicated substantial resources to our research and development and product innovation. We pioneered the introduction of the first U.S. Environmental Protection Agency registered antimicrobial to be used in controlling bacteria and other growth in the heating, ventilation and air conditioning system.

         - EPA Registration. Manufacturers developing new formulations will have to undergo a time consuming U.S. Environmental Protection Agency process, which normally takes two years or more.

         - Research and Development. Mr. Robert Baker, our Chief Executive Officer, is well known in indoor air quality research and heating, ventilation, air conditioning science.

STRATEGY

         Our objective is to be a leading provider of indoor air quality, indoor environmental quality and heating, ventilation and air conditioning hygiene products and services. The key elements of our strategy to accomplish this objective include the following:

         - Enhance Consumer Awareness. We intend to further establish our brand name recognition through aggressive public relations and mass market advertising in conjunction with major retail companies.

         - Expand Awareness in the Heating, Ventilation and Air Conditioning Industry. We will continue to work with heating, ventilation, air conditioning and refrigeration contractors, dealers, wholesalers, original equipment manufactures, and service companies to promote indoor air quality, indoor environmental quality and heating ventilation and air conditioning hygiene services. We will advertise in trade publications and attend trade shows.

         - Expand Awareness in the Medical Community. The medical profession has already acknowledged the benefits of our products. We will continue to seek the endorsements of medical professionals, with an emphasis toward asthma and allergy physicians.

         - Continue to Develop New Indoor Air Quality Products. We are currently developing several new products.

         - Expand Distribution System. We will continue to focus on expanding distribution through heating, ventilation and air conditioning contractors, wholesalers and dealers, maintenance service providers, refrigeration wholesalers, dealers, and contractors, retail vendor consolidators and retail chains.

         - Develop and Leverage a Sales Force. We will hire and train inside and outside sales representatives to work directly with channel partners, including original equipment manufacturers, distributors, catalog companies, service suppliers and resellers, to promote air quality, indoor environmental quality and heating ventilation and air conditioning hygiene services and products to end-users designed to detect and correct unhealthy air quality in their buildings.

         -        Penetrate Industrial/Commercial Refrigeration Industry.
                  Significant users of high-capacity industrial refrigeration units exist in the food processing, sales, and distribution industry. These users are extremely concerned with bio-contamination of their product and consequently are prime candidates for the sale of coil cleaner and biocide products for use on their refrigeration coils.

         - Promote Cross Selling. We will promote cross selling of our products as a preventative maintenance solution and encourage heating, ventilation, air conditioning and refrigeration service providers to leverage this solution into an ongoing source of revenues. Users benefit from the reduced system performance deterioration resulting from the prevention of micro-organisms generating a biofilm that attracts dust thereby restricting heat transfer and organic compounds that attack cooling coil metals. Emphasizing these benefits will also enhance the attractiveness of the product to the building owner and maintenance organizations.

MANUFACTURING

        Currently, all manufacturing is done in our Tampa, Florida facility. The production facility consists of a modern automated clean liquid filling line and weight batch blending room. Production and blending operations are climate controlled and meet GMP specifications. Our management believes that this facility has the capacity to meet our anticipated production forecasts for the next five years.

PURCHASING

        We rely on various suppliers to furnish the raw materials and components used in the manufacturing of our products. Management believes that there are alternative suppliers for all of the key raw material and component needs.

MARKETING ORIENTATION

         Since 1994, we have been manufacturing quality products that not only help to remove microbial growth but also aid in the prevention of it. We have positioned ourselves as an environmental company providing solutions to a targeted niche market - inhibition of microbial contamination in heating, ventilation, air conditioning and refrigeration systems. We have developed relationships with several important industry leaders and associations that have allowed us to remain on the forefront of all technological advancements in the indoor air quality field. We also maintain a solid relationship with government entities, such as the Environmental Protection Agency and Occupational Health and Safety Administration. By adhering to the guidelines established by these agencies and remaining active in the development and implementation of new regulations, we expect to develop new products in the most efficient manner possible.

         To further our image and promote our product line, we engaged SAI Marketing as our marketing communications and strategic planning advisors. SAI is involved with the development of our product brochures, advertising sheets and product public relations.

STRATEGIC ALLIANCES

         Our major marketing strategy is to develop strategic alliances with national manufacturers and distributors in the heating, ventilation, air conditioning and refrigeration and specialty chemicals industries. As a result of the multiple levels of distribution associated with these industries, our strategy is to gain entry into these channels through companies that have already penetrated them with an experienced and well-trained sales force. Our products are synergistic to these companies' products and allow them to increase revenues without adding significant costs or take away from their core business.

         Our strategy is to distribute our products through strategic channel partners. Some of our strategic channel partners, including original equipment manufacturers, distributors, catalog companies, service suppliers and resellers, distribute under our brand names while we also manufacture products under their brand name. Thus, we are both the dominant brand and our primary competition.


TECHNICAL AND PRODUCT SUPPORT

         We provide technical and product support to our customers through the following:

         - Our customer service representatives are well trained on all aspects of our products and industry matters and are available through our 800 service line.

         - Technical training seminars on the application of our products.

         -        Specification sheets for each product.

         -        Material safety data sheets.

         -        Our website at http://www.bbjenviro.com.

         -        Videotapes.

SALES STRATEGIES

         Power Point Presentation. We created a flexible power point presentation that our regional managers use to deliver a professional sales presentation specifically tailored to the needs of our strategic channel partners and their customers. The presentation has a core section that is generic to all customer segments as well as specific customer segment modules allowing modification of the presentation for the appropriate audience. Additionally, this power point presentation is the basis for brochures and print advertising layout to ensure we have a consistent look through out all our marketing communications.

         Capability Brochures. We expect to create a capability brochure featuring our family of products. This will be a high quality brochure with extensive application pictures and graphics.

         Videotapes, Product Specification Sheets and Brochures. We produced new product specification sheets and brochures for our products. These information tools incorporate our new logo and look, and where possible, be targeted to specific customer segments. We also intend to produce an application video on the use of our products.

         Public Relations and Advertising. We have implemented a campaign to obtain media coverage by publishing persuasive news articles and feature stories that increase the awareness of the indoor air quality problem and further the acceptance of our technologies as the solution to targeted customer segments. Advertising our products and cooperative advertising of our strategic channel partners will be important tools to increase sales.

         Incentives. We intend to give away product samples and other promotional incentive items and gifts to our customers to promote us and our products. The Indoor Air First Aid Kit(TM) has proven to be a good sample for people to use on their home heating, ventilation, and air-conditioning systems. One of our clients has recently requested that we provide a version of the kit with their labeled products as a customer give-away.

         Trade Shows. In general, we will attempt to attend trade shows through our strategic channel partners by encouraging them to pay for the space at a show and providing us with the use of their booth backdrop, while we provide assistance in manning the booth.

         Strategic Channel Partners Seminars. Strategic channel partners expect us to provide product presentations at their national meetings and road show seminars. It allows us an excellent opportunity to affect a large number of users and distributors at minimal cost.

STRATEGIC CHANNEL PARTNERS

         Our distribution strategy reflects a role of strategic channel partners of indoor air quality, indoor environment quality, and heating, ventilation, and air-conditioning hygiene products designed to leverage off established HVAC/R and retail distribution channels by using existing heating, ventilation, and air-conditioning, commercial/industrial refrigeration, specialty chemical manufacturers, service providers and suppliers. The characteristics of a strategic channel partners is a company that:

         -        Buys and resells our products,

         - Has a good reputation in market assigned segment (preferably a market leader),

         -        Has a strong presence with users in market segment,

         - Outside sales force, telemarketing sales force, and/or e-commerce capability,

         -        Carries inventory and finances receivables, and

         -        Orders more than $ 25,000 net sales per year

         Our strategy is to nurture these relationships as current strategic channel partners while seeking additional partners who have experience and a reputation in other industries. Major strategic channel partners that have had success in representing our products in the past include Abatement Technologies, Purolator Air Filtration Co., AAF International, Sears Home Central, Nalco Diversified Technologies, Inc. and Mustang Engineering. During the past three years, no customer accounted for more than 10% of our revenues except for Nalco Diversified Technologies (29%), Purolator (14%) and Sears Home Central (11%) in 2000, Abatement Technologies (10%), Nalco Diversified Technologies (25%) and Sears HomeCentral (12%) for fiscal 1999 and AAF International (14%), Abatement Technologies (13%) and Purolator (52%) for fiscal 1998.

MANUFACTURER'S REPRESENTATIVES

         Manufacturer's representatives are independent sales representatives that sell a manufacturer's products to heating, ventilation, and air-conditioning distributors or commercial building owners/purchasers. A strategic channel partner may or may not use manufacture's representatives to distribute our products. Some of the strategic channel partners use their regional sales managers and sales representative network to distribute our products to the heating, ventilation and air conditioning wholesale market, while others use their own outside sales force. Our regional managers train both channel partner sales personnel and sales representatives they deal with.

HEATING, VENTILATION, AND AIR-CONDITIONING DISTRIBUTORS

         The heating, ventilation, and air-conditioning contractors who serve the majority of residential and light commercial customers buy most of their parts and supplies from local heating, ventilation, and air-conditioning distributors. Such distributors range from small single locations to huge national chains. To be successful in moving products through these outlets, our regional managers spend a significant amount of time and effort helping distributors sell our products and training sessions for distributor employees and heating, ventilation, and air-conditioning contractors.

HEATING, VENTILATION, AND AIR-CONDITIONING CONTRACTORS/DEALERS

         There are approximately 40,000 to 45,000 heating, ventilation, and air-conditioning contractors in the U.S. serving the residential, commercial, and industrial markets. These contractors have technicians that provide equipment, parts, and service to residential and commercial customers. Traditionally, the majority of the contractor's business was the installation and repair of heating, ventilation, and air-conditioning equipment. Recently, contractors have been moving into new areas that generate increased profit margins. Our management believes that contractors will seek to sell our products during their off-peak seasons. Many heating, ventilation, and air-conditioning contractors lay off their technicians after the peak cooling and heating seasons because of their lack of business. By using our products as part of a regular preventative maintenance program, contractors can offer a valuable service to their customers, generate additional revenue, and do not have to lay off their employees during their slow periods.

RESIDENTIAL AND COMMERCIAL CUSTOMERS

         Residential customers consist of all homeowners that have heating, ventilation and air conditioning systems installed. Commercial customers are building owners or maintenance technicians who purchase heating, ventilation, air-conditioning and refrigeration products or service for the facility. These facilities consist of hospitals, hotels, schools, government entities, food processing plants, small and large businesses, and any other type of commercial facility. In instances where the facility is large enough to have its own maintenance department, a strategic channel partner or manufacturer's representatives will sell directly to the commercial accounts. These consumers are becoming increasingly aware of the problems associated with poor indoor air quality and are taking active roles in seeking a solution.

OTHER MARKETS

         Automotive and Duct Industry: An Automotive Air First Aid Kit and a new Anti-Microbial Duct Product are under development. BBJ and the College of Public Health at the University of South Florida commenced on January 25, 1999, a study to test a new antimicrobial product for all ductwork materials. The study method is owned by us and was developed in conjunction with the U.S. Environmental Protection Agency. It took over three years to develop the study. This study is expected to develop data that allows important additional claims for use of BBJ MicroBiocide(R) on air duct surfaces as well as for use in automobiles. The study is anticipated to provide data that we can use in our advertising to further demonstrate the safety and effectiveness of our product and its applications. This study is particularly challenging, as it requires experimental methods that do not yet exist. Accordingly, there is a strong basic research component. The first phase of the study encompassed method development and validation. It was completed in November 1999. The researchers and our management met with EPA officials in Washington on December 14, 1999 and discussed the next phase of the study. The second phase began in early January 2000. Management believes that we are about two years ahead of the market in this area. The data from this study is expected to demonstrate that our product can be used on all duct surfaces and in automobiles. Contractors currently have no products available to them to treat ductwork for mold and mildew and our approved product will open up a new service industry. In addition, this study would also allow us to market our Automotive Air First Aid Kit. Allergy and asthma physicians, in particular, have inquired on behalf of their patients for a product for automobiles. There are no products currently registered for automobiles, which have poor air quality.

         Healthcare/Dental/Homeowner: BBJ Spray(TM) has been test marketed and targeted towards the healthcare and dental industries. There are approximately 865,000 healthcare providers and 35,000 dentists in the U.S. BBJ Spray(TM) is popular in this market because of its disinfectant ability towards various diseases such as herpes, tuberculosis and AIDS.

MAJOR OBSTACLE - OVERCOMING LACK OF KNOWLEDGE

            In the past, heating, ventilation and air conditioning contractors/dealers have not been knowledgeable about indoor air quality and indoor environmental quality. Consequently they have looked to equipment sales as the main source of profit. Heating, ventilation and air conditioning hygiene has been accomplished through repeated cleaning using products, which are both harsh to the environment and damaging to the equipment being cleaned. This has changed dramatically over the past few years. Contractors are becoming more knowledgeable regarding indoor air quality and indoor environmental quality due to the articles, seminars, and media attention on the subject. Pricing for major equipment sales is becoming more competitive, thus bringing margins down. Users and owners are demanding longer life and improve performance from their existing systems to avoid additional capital outlays. Therefore, contractors/dealers as well as original equipment manufacturers are looking towards the service and parts division of their business for generating increased sales and profits.

GOVERNMENT REGULATION

            As a chemical manufacturer, we are subject to a wide variety of local, state and federal regulations. While we believe that our operations are in compliance with all applicable regulations, there can be no assurances that from time to time unintentional violations of such regulations will not occur. Certain of our products are regulated by the United States Environmental Protection Agency and the individual states where marketed. Government regulation results in added costs for compliance activities and the risk of losing revenues should regulations change.

GOVERNMENTAL INFLUENCES

            A new industry consensus standard for attaining acceptable levels of indoor air quality in commercial buildings is being finalized by the American Society of Heating, Refrigeration, and Air-conditioning Engineers. This standard, which will be referenced in building codes throughout the United States, will for the first time, include requirements for the periodic inspection and cleaning of heating and air-conditioning systems. This new standard is expected to lead to growth in demand for products that prevent microbial growth in and clean air-conditioning systems. Management believes that BBJ MicroBiocide(R) has features that make it desirable to meet the needs of this new market.

RESEARCH AND DEVELOPMENT

        The College of Public Health at the University of South Florida and us have recently commenced a study to test a new antimicrobial product for all duct work materials. The study method is owned by us and was developed in conjunction with the Environmental Protection Agency. Management believes that it is the only study method approved so far by the U.S. Environmental Protection Agency for determining indoor exposures through product concentration levels. Management believes that preliminary calculations that were made on our new antimicrobial formulation, in preparing the study protocol, indicate its use in ductwork falls within safety parameters acceptable to the EPA.

PROPRIETARY RIGHTS

     We hold a primary U.S. Environmental Protection Agency registration for BBJ MicroBiocide(R). This registration gives us the exclusive right to control the marketing of that technology for seventeen years. BBJ Spray(TM) Disinfectant/Cleaner is also registered with the EPA. Both products are registered in all states in which they are marketed. BBJ's Micro Coil Clean(R) formula is guarded by trade secrets and Power Coil Clean(TM) and FreshDuct(R) Odor Eliminator formula have a patent-pending with the United States Patent and Trademark Office. We also rely on a combination of trade secret laws, nondisclosure and other contractual agreements and technical measures to protect our proprietary rights in our products. We believe that our products, trademarks, and other proprietary rights do not infringe on the proprietary rights of third parties.

COMPETITION

        The market for indoor air quality products and services is relatively new. Management believes that our current competition for our products is limited because of the U.S. Environmental Protection Agency regulatory approval granted on the BBJ MicroBiocide(R) product. The market for heating, ventilation, air conditioning and refrigeration service and replacement industry is highly competitive. As the market for indoor air quality products and services expands, competition will likely be greater in the future. Competition may involve companies with greater experience, financial and other resources than us. The primary technologies that might be considered as alternatives to our products for indoor air quality improvement include: air cleaning and filtration, activated oxygen (ozone) and negative ions, and photocatalytic destruction (UV light).

        Although management believes that there are presently no other products on the market that have U.S. Environmental Protection Agency registration for the air-conditioning system as does BBJ MicroBiocide(R), heating, ventilation, air conditioning and refrigeration contractors may perceive any product claiming to control contamination as being equal to our products.

COMPETING TECHNOLOGIES

        1. Air Cleaning and Filtration: Some potential users initially see improved air cleaning as a competing technology for use of an antimicrobial (such as our products) to control growth. However, while high efficiency filtration is beneficial, it does not substitute for effective control of bacteria and other growth in the heating, ventilation and air conditioning system.

         2. Ozone and Negative Ion Generation: Although ozone generators and like devices are aggressively marketed with impressive sounding claims, they are not effective. In fact, management believes that it is possible that they introduce more contamination than they eliminate and regulatory authorities are moving toward stopping the misleading claims that have been made.

        3. UV light: Photocatalytic destruction is an old technology that recently has received new attention as a possible means of destroying contaminants in air ducts. Several units have been brought to market during the past few years with claims that they can be mounted in a duct and will eliminate all contaminants. Management believed that these claims would not hold up under independent testing and on January 18, 2000, the Federal Court imposed an injunction on one of the manufacturers, requiring such manufacturer to stop making certain claims about its air purifiers. In addition, installation, operation, and maintenance costs are high and the units generate considerable heat that adds to the energy load of the facility. Typically, a well designed and maintained system will cost an owner ten times the annual operating cost as the semi-annual application of the our products. Also, the space required for an adequate unit is typically not available in most facilities.

EMPLOYEES

        As of March 15, 2000, BBJ had 13 full time employees. Additional sales and marketing personnel may be hired in the future as the Company's sales efforts require such additional personnel.

Item 2. Description of Property

        We are located in a 7,000 square foot facility at 6802 Citicorp Blvd., Suite 500, Tampa, Florida. This facility lease, which is from a non-affiliated party, expires on December 31, 2002. We pay a base monthly rent of approximately $5,600, which includes rent, common area maintenance, insurance and real estate taxes. The landlord may increase our rent and common area maintenance, capped at 5% per year plus our pro rata share of insurance and real estate tax increases. Management believes that these facilities are adequate for our current and anticipated needs.

Item 3. Legal Proceedings

     There are no material legal proceedings to which the Company is a party.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

         We are a reporting company under the Securities Exchange Act of 1934. However, we have not had any public market for common stock at anytime in the past. GunnAllen Financial, Inc. has applied for quotation of our common stock on the OTC Electronic Bulletin Board under the proposed symbol "BBJE." We can provide no assurance that an established trading market will develop in the future. As of March 15, 2001, there were approximately 615 holders of record of our outstanding common stock. The approximate number of holders of record of our Common Stock, as supplied by our transfer agent, American Stock Transfer & Trust Company, 40 Wall Street, New York, NY 10005. No cash dividends have been paid by us on our Common Stock and no such payment is anticipated in the foreseeable future.

Item 6. Managements' Discussion and Analysis or Plan of Operation.

INTRODUCTION

         We were incorporated in the State of Nevada on July 15, 1988 under the name Lewison Enterprises, Inc. On January 19, 1994, our name changed to Omega Development, Inc. and to BBJ Environmental Technologies, Inc. on June 1, 2000.

         During the past three years, our business plan was to seek to acquire and merge with a potential business that might bring substantial value to our stockholders. Effective June 1, 2000, we acquired 100% of the then outstanding common stock and preferred stock of BBJ Environmental Solutions, Inc. in exchange for the issuance of 12,410,666 shares of our common stock pursuant to an Agreement and Plan of Reorganization. In accordance with said agreement, we also contemporaneously completed a one-for-three reverse stock split and a stock repurchase of 3,465,000 shares of our common stock at a price of $.0001 per share from certain shareholders of our company. In connection with the agreement, BBJ Environmental Solutions loaned us $50,000 to be used by us for the payment of legal and accounting expenses in connection with the reorganization, bringing us current in our filings under the Securities Exchange Act of 1934 and retiring all of our debt, accounts payable and accrued expenses through the closing of the reorganization so that BBJ Environmental Technologies will have no liabilities other than a $50,000 demand 6% promissory note payable to BBJ Environmental Solutions. The information described below is on a consolidated basis except that for all periods prior to June 1, 2000, the information describes the results of operations and liquidity of capital resources on a pro forma consolidated basis after giving effect to the completion of the reorganization.

RESULTS OF OPERATIONS

         Our planned principal operations have not commenced, although we have received limited revenues. In June 1975, the Financial Accounting Standards Board, in its Statement No. 7, set forth guidelines for identifying an enterprise in the development stage and the standards of financial accounting and reporting applicable to such an enterprise. In our opinion, our activities from our inception through December 31, 2000 fall within the referenced guidelines. Accordingly, the company has reported our activities in accordance with the aforesaid Statement of Financial Accounting Standards No. 7.

         During the years ended December 31, 2000 and December 31, 1999, we had revenues of $373,571 and $253,975, respectively. We have entered into distribution agreements with Purolator Products Air Filtration Company, AAF International, Abatement Technologies, and Nalco

Diversified Technologies who have established distribution into target markets. We are in the process of establishing a sales and marketing organization and will attempt to develop strategic partner relationships with national companies and expand advertising and promotion. No assurances can be given that we will be successful in these efforts.

         During the years ended December 31, 2000 and December 31, 1999, we had operating expenses of $1,361,608 and $865,615, respectively. These increases were due primarily to the expansion of our sales force, increased marketing efforts and our costs associated with our recapitalization of the company. Operating expenses are expected to increase significantly in future periods as we develop a sales and marketing organization and advertise our products to certain distribution channels to increase sales in future periods.

         During the years ended December 31, 2000 and December 31, 1999, we had a net loss of $1,106,289 and $680,836, respectively. Our net loss may increase significantly in future periods due to increased selling and marketing efforts until such time as we have substantially increased our revenue base.

         The foregoing results were achieved over the past two years when we had inadequate financing for sales support, marketing and advertising, promotional material, and participation in trade shows which adversely effected our revenues. We now believe that we have the financing to fully implement our business plan to do the following: develop a sales and marketing organization and distribution channel partners, create promotional materials, begin advertising and public relations campaign, participate in trade shows/organization memberships, and complete current research, product development and studies currently underway.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2000, we had net stockholders' equity of $1,429,265, accumulated losses during the development stage of $2,516,095 and working capital of $1,316,089.

         Net cash was used in operating activities during 2000 and 1999, primarily due to our net loss. During 2000, net cash was used in investing activities to purchase property and equipment and for security deposits. During 1999, we realized an insignificant amount of net cash from investing activities from the sale of property and equipment. During 2000 and 1999, cash was provided from financing activities through the sale of capital stock and proceeds from cash advances from stockholders partially reduced by principal payments of bank notes and capital leases and repayments of cash advances from stockholders.

         As described below, we received in November and December 2000, $2,103,000 in cash through subscription agreements of our common stock from various overseas banks. We sold 2,804,000 shares of our common stock at a cash purchase price of $.75 per share. Management believes that the funds received from this financing together with funds anticipated to be received from operations will be sufficient to finance our liquidity and capital resource needs on a short term and long term basis over a period of at least the next 12-15 months.

RECENT DEVELOPMENTS

         In November and December 2000, we sold through subscription agreements 2,804,000 restricted shares of our common stock at a purchase price of $.75 per share to various overseas banks. A commission in the nature of a finder's fee of 200,000 shares of our common stock was issued to two accredited investors based on the total amount of financing received by us. The investors in this private placement also received the right to name two members of our board of directors. In the event that our revenues for the period November 1, 2000 through October 30, 2001 is less than $1,667,075, the purchase price is subject to proportionate adjustment down to a minimum of $.375 per share.

         We raised $50,000 in August 2000 and $50,000 in October 2000 through two bridge loans. We granted an option for 75,000 shares of common stock, par value $.001 per share, at an exercise price of $1.25 per share for each bridge loan. The loans have been paid in full.

Item 7.  Financial Statements

         The information required by Item 8, and an index thereto, appears at pages F-1 through F-18 (inclusive) of this Report, which pages follow Item 9.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Our former principal independent accountant, Henderson Sutton & Co., P.C. was dismissed on June 1, 2000 by our board of directors and, on the same date, we engaged Kirkland, Russ, Murphy & Tapp as our new principal accountant. Our former accountant's report on the financial statements for either of the past two fiscal years, did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements with our former accountant on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. There were no consultations within the purview of Rule 304(a)(2) of Regulation S-B of the Securities Act of 1933, as amended.

[KIRKLAND, RUSS, MURPHY & TAPP LOGO]
CERTIFIED PUBLIC ACCOUNTANTS

13577 Feather Sound Drive, Suite 400
Clearwater, Florida 33762-5539
(727) 572-1400 Fax (727) 571-1933
internet: www.KRMTCPA.com



                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of BBJ Environmental Technologies, Inc.

We have audited the accompanying consolidated balance sheets of BBJ Environmental Technologies, Inc. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BBJ Environmental Technologies, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ KIRKLAND, RUSS, MURPHY & TAPP P.A.
    ----------------------------------

February 22, 2001
Clearwater, Florida

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999
                   (WITH INDEPENDENT AUDITORS' REPORT THEREON)

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of BBJ Environmental Technologies, Inc.

We have audited the accompanying consolidated balance sheets of BBJ Environmental Technologies, Inc. and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BBJ Environmental Technologies, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




February 22, 2001

Clearwater, Florida

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999




                                     ASSETS

                                                  2000              1999
                                                ----------        ------
Current assets:
  Cash                                          $1,318,272        19,189
  Accounts receivable                               28,578        25,753
  Inventory                                         25,045        30,942
  Prepaids                                            --           3,371
                                                ----------       -------

                    Total current assets         1,371,895        79,255

Property and equipment, net                        113,823        88,754
Security deposits                                   14,614         4,418
                                                ----------       -------
                                                $1,500,332       172,427
                                                ==========       =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        2000               1999
                                                                    -----------         ----------
Current liabilities:
  Accounts payable and accrued expenses                             $    34,142            131,165
  Bank lines of credit                                                     --               24,869
  Current portion of bank loan and capital lease
    obligations                                                          21,664             21,127
  Advances from stockholders                                               --               35,000
                                                                    -----------         ----------

                   Total current liabilities                             55,806            212,161

Capital lease obligations, less current portion                          15,261             36,925
Convertible debentures                                                     --              230,000
                                                                    -----------         ----------


                   Total liabilities                                     71,067            479,086
                                                                    -----------         ----------

Stockholders' equity:
  Convertible preferred stock, $2.00 par value, 5,000,000
    shares authorized, 271,875 shares issued and outstanding               --              543,750
  Common stock, $.001 par value, 25,000,000  shares
    authorized, 17,592,578 and 10,646,666 shares issued
    and outstanding, respectively                                        17,593             10,647
  Additional paid-in capital                                          3,927,767            548,750
  Accumulated deficit                                                (2,516,095)        (1,409,806)
                                                                    -----------         ----------

                   Net stockholders' equity                           1,429,265           (306,659)
                                                                    -----------         ----------
                                                                    $ 1,500,332            172,427
                                                                    ===========         ==========

See accompanying notes to consolidated financial statements

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                             2000                  1999
                                         ------------         -----------
Sales, net                               $    373,571             253,975
Cost of sales                                 118,252              69,196
                                         ------------         -----------
         Gross margin                         255,319             184,779
                                         ------------         -----------

Operating expense:
  Sales and marketing                         701,945             353,465
  General and administrative                  561,828             427,613
  Research and development                     97,835              84,537
                                         ------------         -----------
         Total operating expenses           1,361,608             865,615
                                         ------------         -----------
         Net loss                        $ (1,106,289)           (680,836)
                                         ============         ===========
         Net loss per share              $       (.08)               (.06)
                                         ============         ===========
         Weighted average number
             of common stock             $ 13,283,000          10,536,000
                                         ============         ===========

See accompanying notes to consolidated financial statements.

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


                                          Convertible                                     Additional                     Net
                                        Preferred Stock              Common Stock          Paid-in     Accumulated   Stockholders'
                                      Shares        Amount        Shares      Amount       Capital       Deficit        Deficit
                                     --------     ---------     -----------  ----------   -----------  ----------    --------------
Balances at December 31, 1998            --       $    --        9,900,000     9,900       543,902       (728,970)      (175,168)

Issuance of convertible preferred
  stock for cash                      271,875       543,750           --        --         (72,187)          --          471,563

Issuance of common stock for
  services                               --            --           80,000        80        13,254           --           13,334

Conversion of convertible
  debenture                              --            --          666,666       667        99,333           --          100,000

Cancellation of unexercised
  options                                --            --             --        --         (35,552)          --          (35,552)

Net loss                                 --            --             --        --            --         (680,836)      (680,836)
                                      -------     ---------     ----------   -------     ---------    -----------     ----------

Balances at December 31, 1999         271,875       543,750     10,646,666    10,647       548,750     (1,409,806)      (306,659)

Recapitalization of Company              --            --        1,535,234     1,535       (52,075)          --          (50,540)

Issuance of common stock for cash        --            --        3,784,000     3,784     2,487,227           --        2,491,011

Conversion of convertible
   preferred stock                   (271,875)     (543,750)     1,044,000     1,044       542,706           --             --

Conversion of convertible
   debentures                            --            --          582,678       583       401,159           --          401,742

Net loss                                 --            --             --        --              --     (1,106,289)    (1,106,289)
                                      -------     ---------     ----------   -------     ---------    -----------     ----------

Balances at December 31, 2000            --       $    --       17,592,578    17,593     3,927,767     (2,516,095)     1,429,265
                                      =======     =========     ==========   =======     =========    ===========     ==========

See accompanying notes to consolidated financial statements.

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                         2000              1999
                                                      ------------      ----------
Cash flows from operating activities:
  Net loss                                            $(1,106,289)       (680,836)
  Adjustment to reconcile net loss to net
    cash used in operating activities:
      Depreciation, net of gain on sale                    35,305          35,701
     Compensation due to grant of stock
        options                                              --           (35,552)
     Changes in current assets and liabilities:
       Accounts receivable                                 (2,825)         (7,206)
       Inventory                                            5,897              70
       Prepaids                                             3,371            --
       Accounts payable and accrued expenses              (89,571)         94,432
                                                      -----------        --------

              Net cash used in operating
                 activities                            (1,154,112)       (593,391)
                                                      -----------        --------

Cash flows from investing activities:
  Purchase of property and equipment, net of
    proceeds from sale                                    (60,374)          1,189
  Security deposits                                       (10,196)           --
                                                      -----------        --------

              Net cash provided by (used in)
                 investing activities                     (70,570)          1,189
                                                      -----------        --------

Cash flows from financing activities:
  Proceeds from bank loans                                 80,113            --
  Principal payments on bank notes and
    capital leases                                       (126,109)        (23,183)
  Proceeds from convertible debenture                        --            34,500
  Proceeds from cash advances from
    stockholders                                          376,000         197,300
  Repayment of cash advances from
    stockholder                                          (246,710)        (69,500)
  Net proceeds from issuance of preferred and
    common stock                                        2,491,011         471,563
Recapitalization of company                               (50,540)           --
                                                      -----------        --------

              Net cash provided by financing
                 activities                             2,523,765         610,680
                                                      -----------        --------
                                                                          (continued)

                        BBJ ENVIRONMENTAL SOLUTIONS, INC.


                                                                    2000          1999
                                                                 ----------      --------
Net increase in cash                                             $1,299,083        18,478

Cash, beginning of period                                            19,189           711
                                                                 ----------       -------

Cash, end of period                                              $1,318,272        19,189
                                                                 ==========       =======

Supplemental disclosures of cash flow information:
    Interest paid                                                $   48,667        14,872
                                                                 ==========       =======

Supplemental disclosures of non-cash financing activities:
     Conversion of convertible debentures
       into 666,666 shares of common stock                       $     --         100,000
    Issuance of 80,000 shares of common
       stock for legal services                                        --          13,334
    Conversion of cash advances from
       stockholders to convertible debenture                        164,290       123,000
    Conversion of accrued interest and
       consulting services to convertible debt                        7,452        72,500
    Conversion of convertible debentures
     into 582,678 shares of common stock                            401,742          --
    Conversion of convertible preferred stock
     into 1,044,000 shares of common stock                          543,750          --


See accompanying notes to consolidated financial statements.

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999



(1)    ORGANIZATION AND BUSINESS

       BBJ Environmental Technologies, Inc. (the "Company"), formerly known as Omega Development, Inc., was a development stage enterprise formed under the laws of the State of Nevada to evaluate, structure and complete a business combination in the form of a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. The Company had no business operations and no intention of engaging in active business prior to a business combination with another enterprise.

       On May 31, 2000, the Company's stockholders approved a reverse stock split of one-for-three, which became effective on June 2, 2000. Contemporaneously, the Company issued 12,410,666 post-split shares of its common stock in exchange for all the issued and outstanding shares of capital stock of BBJ Environmental Solutions in a recapitalization transaction accounted for similar to a reverse acquisition ("Recapitalization"). All share and per share amounts in the accompanying consolidated financial statements have been adjusted to give retroactive effect to the one-for-three reverse stock split and the issuance of the 12,410,666 post-split shares. No change in per share value or authorized number of shares of capital stock occurred as a result of the reverse stock split. The Company was formerly a non-operating public shell corporation with no significant assets and was treated as the "acquired" company in the transaction, but remains the surviving legal entity. Accordingly, the transaction was treated as an issuance of stock by BBJ Environmental Solutions for the net monetary assets of the Company, accompanied by a recapitalization. Since this transaction is in substance a recapitalization of BBJ Environmental Solutions and not a business combination, a valuation was not performed and no goodwill was recorded. In connection with the Recapitalization, the Company's name was changed to BBJ Environmental Technologies, Inc.

       The Company is operating through its newly acquired subsidiary, BBJ Environmental Solutions, Inc. BBJ Environmental Solutions develops, manufactures, and markets products and devices that control contamination and air pollution in heating, ventilation, air-conditioning, and refrigeration systems ("HVAC/R") in homes, offices, health care facilities, schools, food processing plants, and public buildings. BBJ Environmental Solutions was founded upon the premise that these issues can be addressed by the development of products that not only are effective against indoor air quality contaminants, but also do not have dangerous side effects to users, building occupants, equipment, or the environment.

                                                                     (continued)

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.

(1)      ORGANIZATION AND BUSINESS - CONTINUED

         BBJ Environmental Solutions' activities to date have been related to market positioning of its products, registering certain products with the appropriate federal and state regulatory agencies, forming distribution networks for its products, and obtaining financing for operations and marketing.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      Principles of Consolidation

                  The accompanying consolidated financial statements include the accounts of BBJ Environmental Technologies, Inc. and its wholly owned subsidiary BBJ Environmental Solutions, Inc. In consolidation, all significant intercompany accounts and transactions have been eliminated.

         (b)      Inventory

                  Inventory, consisting primarily of raw materials and finished goods, is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

         (c)      Property and Equipment

                  Property and equipment are stated at cost. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives ranging from three to seven years. Equipment under capital leases and leasehold improvements are amortized by the straight-line method over the terms of the related leases.

         (d)      Income Taxes

                  The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect of a change in tax rates on deferred tax assets or liabilities is recognized in income in the period that included the enactment.


                                                                     (continued)

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

         (d)      Income Taxes - Continued

                  Under SFAS No. 109, deferred taxes shall be recognized for temporary differences at the date the Company became a taxable entity. There were no significant net temporary differences on that date and, accordingly, the accompanying consolidated financial statements contain no such provision.

         (e)      Research and Development Expenses

                  Research and development costs are expensed as incurred.

         (f)      Estimates

                  In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         (g)      Concentration of Credit Risk

                  Cash balances are maintained in financial institutions. Occasionally, deposits exceed amounts insured by the Federal Deposit Insurance Corporation. The Company's customers are located primarily in the United States. Approximately 50% of the Company's sales are generated from three customers.

         (h)      Reclassification

                  Certain amounts in the 1999 have been reclassified to conform to their 2000 presentation. Such reclassifications had no effect on reported net loss.

         (i)      Net Loss Per Share

                  Loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year.

                                                                     (continued)

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.

(3)      PROPERTY AND EQUIPMENT

         Property and equipment consists of the following as of December 31, 2000 and 1999, respectively:


                                                    2000            1999
                                                ---------        --------
            Furniture and fixtures              $  32,945          32,945
            Office equipment                       88,028          39,634
            Manufacturing equipment               106,872          94,891
            Leasehold improvements                 17,272          17,272
                                                ---------        --------
                                                  245,117         184,742
            Less accumulated depreciation
              and amortization                   (131,294)        (95,988)
                                                ---------        --------
                                                $ 113,823          88,754
                                                =========        ========

(4)      LINES OF CREDIT

         The Company has a revolving line of credit with a financial institution, secured by the assets of the Company, which provides for borrowings of up to $25,000 and is due on demand. The line of credit is guaranteed by some of the stockholders of the Company. Interest on the line is charged at 2.5% over the current index rate. As of December 31, 2000, there was no outstanding amount under this agreement.

         The Company has an unsecured revolving line of credit with another financial institution, which provides for borrowings of up to $45,000 and is due on demand. The line of credit is guaranteed by some of the stockholders of the Company. Interest on the line is charged at 2.0% over the current index rate. As of December 31, 2000, there was no outstanding amount under this agreement.

(5)      INDEBTEDNESS

         (a)      Note Payable

                  The Company had a note payable to a financial institution, secured by the assets of the Company, with an outstanding balance as of December 31, 1999 of $2,567. As of April 2000 the note was paid in full.

         (b)      Advances from Stockholders

                  Advances from stockholders represent amounts due to the Company's stockholders. The advances bear interest at 10%. In July 2000, $164,290 of advances along with $7,452 of accrued interest were converted into convertible debentures as described in Note 7. All remaining advances were paid in 2000.

                                                                     (continued)

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.

(6)      CAPITAL LEASES

         The Company is obligated under various lease agreements for certain equipment. These leases are noncancellable and require monthly payments through September 2002. The cost of equipment under these capital leases at December 31, 2000 and 1999 is $89,611 with accumulated amortization of $60,808 and $42,594, respectively.

         Future minimum lease payments under capital leases as of December 31, 2000 are as follows:


                          Year Ending
                         December 31:
                         ------------
                            2001                                                 $ 25,900
                            2002                                                   16,112
                                                                                 --------
                                                                                   42,012

                 Amount representing interest                                      (5,087)

                 Present value of future payments                                  36,925

                 Current installments of capital lease obligations                 21,664
                                                                                 --------

                 Capital lease obligations, less current installments            $ 15,261
                                                                                 ========

(7)      CONVERTIBLE DEBENTURES

         During 1998, the Company entered into a convertible debenture agreement in the amount of $100,000, which was advanced to the Company in two equal payments of $50,000 each, bearing an interest rate of 8%. In 1999, the lender elected to convert the debenture and its related accrued interest into 666,666 shares of Company common stock.

         In December 1999, the Company entered into a convertible debenture agreement with a Director of the Company in the amount of $230,000, bearing an interest rate of 10%. The proceeds of the debenture were previously advanced to the Company in the form of cash advances in the aggregate amount of $157,500, $10,000 of accrued interest, and $62,500 for previous services rendered. This debenture was converted into 368,000 shares of common stock in December 2000, adjusted for the effects of the Company's Recapitalization.


                                                                     (continued)

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.

(7)      CONVERTIBLE DEBENTURES - CONTINUED

         In July 2000, the Company entered into two convertible debenture agreements with the same Director of the Company as an individual in the amount of $87,300 and as trustee of a trust in the amount of $84,442, both bearing an interest rate of 10%. The proceeds of the debenture were previously advanced to the Company in the form of cash advances in the aggregate amount of $164,290 and $7,452 of accrued interest. These debentures were converted into 109,126 and 105,552 of shares of common stock, respectively, in December 2000.

(8)      COMMITMENTS AND CONTINGENCIES

         (a)      Leases

                  In November 1997, the Company entered into an operating lease to expand the size of it operating facility from 1,782 square feet to 6,964 square feet for the five-year period from January 1, 1998 through December 31, 2002. Total rent expense for the years ended December 31, 2000 and 1999 was approximately $71,000 and $65,000, respectively.

                  Future minimum lease payments under this operating lease are approximately as follows:

                        2001                                  $  51,000
                        2002                                     53,000

         (b)      Potential Legal Claims

                  The Company recognizes that claims may arise during the normal course of business, however, currently the Company's management and legal counsel are unaware of any pending, threatened or unasserted claims made against the Company.

(9)      INCOME TAXES

         The Company had no income tax expense in 2000 and 1999 due to its operating losses. The Company has net operating loss carryforwards of approximately $1.9 million for tax reporting purposes at December 31, 2000. Such loss carryforwards, subject to certain limitations, expire through 2015. To the extent that the Company has taxable net income, the loss carryforwards will be used to offset the taxable income. In addition, the Company had net operating loss (NOL's) carryforwards related to its acquisition and recapitalization (Note 1). These NOL's are significantly limited under IRC 382.


                                                                     (continued)

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.

(9)      INCOME TAXES - CONTINUED

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:


                                                                     2000            1999
                                                                  ---------        -------
            Deferred tax assets:
                Net operating loss carryforwards                  $ 650,000        310,000
                Accrued compensation                                   --           11,000
                Other                                                  --             --
                                                                  ---------        -------


                   Total deferred tax assets                        650,000        321,000

                Valuation allowance for deferred tax assets        (650,000)      (321,000)
                                                                  ---------        -------

                   Net deferred tax assets                        $    --             --
                                                                  =========        =======


(10)     STOCKHOLDERS' EQUITY

         (a)      Recapitalization

                  On May 31, 2000, the Company's stockholders approved a reverse stock split of one-for-three, which became effective on June 2, 2000. Contemporaneously, the Company issued 12,410,666 post-split shares of its common stock in exchange for all the issued and outstanding shares of capital stock of BBJ Environmental Solutions in a recapitalization transaction accounted for similar to a reverse acquisition ("Recapitalization"). All share and per share amounts in the accompanying consolidated financial statements have been adjusted to give retroactive effect to the one-for-three reverse stock split and the issuance of the 12,410,666 post-split shares. No change in per share value or authorized number of shares of capital stock occurred as a result of the reverse stock split. The Company was formerly a non-operating public shell corporation with no significant assets and was treated as the "acquired" company in the transaction, but remains the surviving legal entity. Accordingly, the transaction was treated as an issuance of stock by BBJ Environmental Solutions for the net monetary assets of the Company, accompanied by a recapitalization. Since this transaction is in substance a recapitalization of BBJ Environmental Solutions and not a business combination, a valuation was not performed and no goodwill was recorded.

                                                                     (continued)

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.

(10)     STOCKHOLDERS' EQUITY - CONTINUED

         (b)      Preferred Stock

                  In 1999, BBJ Environmental Solutions completed a private placement of 100,000 shares of Series A 10% convertible preferred stock at an aggregate price of $200,000 and another private placement of 171,875 shares of Series B 10% convertible preferred stock at an aggregate price of $343,750. Of the total proceeds, $72,187 was used to pay brokerage fees and various expenses related to the offerings.

                  The holders of the convertible preferred stock had the right to convert such shares into shares of BBJ Environmental Solutions' common stock prior to the Recapitalization at a conversion price equal to 1.92 shares of common stock for each share of preferred stock, subject to certain provisions of the Recapitalization. As of May 31, 2000, all shares of preferred stock were converted into shares of BBJ Environmental Solutions common stock.

         (c)      Common Stock

                  In November and December 2000, the Company sold through subscription agreements approximately 2.8 million restricted shares of its common stock at a purchase price of $.75 per share to group of overseas accredited investors for the total amount of approximately $2.1 million. A commission in the nature of a finder's fee of up to 200,000 shares of the Company's common stock was issued to two accredited investors based on the total amount of financing received by the Company. In the event that the Company's revenues for the period November 1, 2000 through October 30, 2001 is less than $1,667,075, the purchase price is subject to proportionate adjustment down to a minimum of $.375 per share.

                  In January 2000, BBJ Environmental Solutions raised $375,000 by issuing 720,000 shares of common stock. On March 2, 1999, the holder of a convertible debenture in the amount of $100,000 elected to convert it and its related accrued interest into 666,666 shares of BBJ Environmental Solutions common stock. Additionally, on January 4, 1999, the Company's securities counsel agreed to accept 80,000 shares of BBJ Environmental Solutions common stock in lieu of cash payment for $13,334 in legal fees.


                                                                     (continued)

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.

(10)     STOCKHOLDERS' EQUITY - CONTINUED

         (d)      Stock Options

                  On December 31, 1997, BBJ Environmental Solutions adopted an Employee Benefit and Consulting Services Compensation Plan (the "BBJ Environmental Solutions Plan"). Under the terms of BBJ Environmental Solutions Plan, as amended on July 30, 1998, 5 million shares of authorized but unissued shares of BBJ Environmental Solutions common stock are reserved for issuance. The BBJ Environmental Solutions Plan provides for the grant of incentive, as well as compensatory, stock options to officers, employees, and key consultants at an option price to be determined by the board of directors of BBJ Environmental Solutions. Options granted under the BBJ Environmental Solutions Plan are exercisable for a term no longer than five years and are not transferable. As of December 31, 2000, options to purchase 2,459,244 (pre-conversion) shares of BBJ Environmental Solutions common stock were granted.

                  On November 16, 2000, the Company established a new stock option plan, (the "Company Plan") subject to stockholder approval of the plan and stockholder approval of an increase in the authorized number of shares of the Company common stock to 50 million shares. The provisions of the Company Plan are identical to those issued under the above BBJ Environmental Solutions Plan, except that the new plan covers 8 million shares of Company common stock. Subject to the foregoing stockholder approvals, the board of directors approved on November 16, 2000 that BBJ Environmental Solutions option holders be offered the opportunity to exchange their options for options in the Company Plan. The options will be identical, except that the number of shares of common stock subject to each option will be twice the original number of shares. Any option holder who wishes to exercise his/her options in the BBJ Environmental Solutions Plan prior to shareholder approval will be permitted, after receipt of shareholder approval, to exchange his/her BBJ Environmental Solutions shares into restricted shares of Company common stock, except that the number of shares of common stock issued will be twice the original number of shares issued under the BBJ Environmental Solutions Plan option grant. As of December 31, 2000, the Company granted, subject to stockholder approval of the plan, options to purchase 200,000 shares of Company common stock under the Company Plan. Upon stockholder approval, options to purchase 2,459,244 shares of BBJ Environmental Solutions common stock under the BBJ Environmental Solutions Plan will be converted into options to purchase 4,918,488 shares of common stock of the Company. The following tables reflect the conversion of one share of BBJ Environmental Solutions common stock under the BBJ Environmental Solutions Plan for two shares of Company common stock.

                                                                     (continued)

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.

(10)     STOCKHOLDERS' EQUITY - CONTINUED

         (d)      Stock Options - continued

                  Outside of the above stock option plans, the Company also granted options to purchase 2.95 million shares of Company common stock at exercise prices ranging from $1.04 to $1.25 per share.

                  In 1997, the BBJ Environmental Solutions extended one of its executives a compensatory stock option to purchase up to 385,440 shares of BBJ Environmental Solutions common stock at a price of $0.00649 per share that vested over a five-year employment period. Upon termination of employment, the Company provided the executive six months of severance pay in exchange for canceling all options held by the executive to purchase common stock of the Company. Options canceled, before conversion to the new Company Plan, included 385,440 at $0.00649 per share, 80,000 at $1.00 per share, and 138,758 at
                  $1.17 per share. Severance pay expense was fully accrued as of December 31, 1999.

                  The Company measures compensation expense under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and no compensation expense has been reported for its fixed stock option plans, except as discussed above for 1997 and 1998 that was subsequently reversed in 1999 when the options were canceled. Had compensation expense for the Company's stock option plans been determined using the fair value method under Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the impact on net loss would have been immaterial.


                                                                     (continued)

                        BBJ ENVIRONMENTAL SOLUTIONS, INC.

(10)     STOCKHOLDERS' EQUITY - CONTINUED

         (d)      Stock Options - Continued

                  Changes in stock options are as follows (as described above, the following tables reflect the conversion of one share of BBJ Environmental Solutions common stock under the BBJ Environmental Solutions Plan for two shares of Company common stock):


                                                  2000                        1999
                                         ------------------------      ------------------------
                                                         WEIGHTED                      WEIGHTED
                                                         AVERAGE                        AVERAGE
                                                         EXERCISE                      EXERCISE
                                           SHARES          PRICE         SHARES          PRICE
                                         -----------    ---------      ----------     ----------
Beginning balance                         4,284,488        $1.15        1,863,686        $0.90
Granted                                   3,924,000         1.10        3,025,000         1.15
Exercised                                      --           --               --           --
Canceled                                   (140,000)        1.25         (604,198)        0.40
                                          ---------        -----        ---------        -----
Ending balance                            8,068,488        $1.12        4,284,488        $1.15
                                          =========        =====        =========        =====
Exercisable                               7,324,488        $1.10        2,065,744        $1.04
                                          =========        =====        =========        =====
Weighted average fair value of
   options granted during the year                         $1.10                         $1.15
                                                           =====                         =====


The following table summarizes information about stock options outstanding at December 31, 2000:


                                                      WEIGHTED
                                                       AVERAGE
                                    NUMBER            REMAINING        NUMBER
                EXERCISE         OUTSTANDING         CONTRACTUAL     EXERCISABLE
                  PRICE            12/31/00         LIFE IN YEARS     12/31/00
               ------------      -----------        -------------    -----------
                 $2.00               59,000              3.1             20,000
                  1.25            3,150,000              4.6          2,445,000
                  1.17            1,019,488              2.0          1,019,488
                  1.04            2,800,000              1.0          2,800,000
                  1.00              440,000              0.8            440,000
                  0.75              600,000              3.0            600,000
              -------------       ---------              ---          ---------
              $0.75 - $2.00       8,068,488              2.7          7,324,488
              =============       =========              ===          =========

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The names, ages and principal occupations of the Company's present directors, and the date on which their term of office commenced and expires, are listed below.

                                         Term
                                          of                Principal
Name                       Age           Office             Occupation
----                       ---           ------             ----------
Robert G. Baker              62           (1)           Chief Executive Officer
                                                        and Chairman of the Board

Jerry V. Schinella           41           (1)           President,Chief Operating
                                                        Officer and Director

Michael J. Gordon            43           (1)           V.P., Corporate Administrator
                                                        Secretary, Director

Frank P. Ragano              71           (1)           Director

Rebecca F. Walter            48           (1)           Director

Olivier d'Auriol             54           (1)           Director

Jean Caillet                 54           (1)           Director


--------------

(1) Directors are elected at the annual meeting of stockholders and hold office to the next annual meeting.

         Robert G. Baker is Chairman of the Board and Chief Executive Officer of the Company. Jerry V. Schinella is President and Chief Operating Officer of the Company. Michael Gordon is Vice President, Corporate Administrator and Secretary of the Company. The terms of all officers expire at the annual meeting of directors following the annual stockholders meeting. Officers may be removed, either with or without cause, by the Board of Directors, and a successor elected by a majority vote of the Board of Directors, at any time.

         ROBERT G. BAKER - Founder, Chairman and Chief Executive Officer of BBJ Environmental Solutions since August 1993 and Chief Executive Officer and Chairman of the Board of BBJ Environmental Technologies since May 30, 2000. Mr. Baker is responsible for the strategy, overall policies, management development, regulatory and technical issues, and our future expansion. He has served in a number of senior operations and management positions. As Vice President, Operations, he was responsible for manufacturing, research and development, and regulatory affairs for Veridien Corporation for three years from 1991 to 1994. Prior to that, he was Vice President, Administrative Services, University of Texas M.D. Anderson Cancer Center in the Texas Medical Center in Houston from 1985 to 1990. In this position, he was responsible for the design, construction, maintenance, and operations of the facilities, safety and security, and compliance with safety, health, and hazardous materials regulations. Much of his earlier career involved work as a Senior Manager with Gulf Oil Corporation. Mr. Baker has post graduate training from Harvard University, the University of Pennsylvania, and Wichita State University and a BS from Oklahoma State University. He is a member of American Society of Heating, Refrigeration, and Air-Conditioning Engineers where he sits on various Committees and the Chemical Specialties Manufacturer's Association-Regulatory Affairs Committee, the Small Business Council, the Indoor Air Quality Special Committee (which Mr. Baker chairs), and the Labeling Task Force.

         JERRY V. SCHINELLA - Founder, President, and Chief Operating Officer of BBJ Environmental Solutions since 1994 and a director since August 1993, and President, Chief Operating Officer and Director of BBJ Environmental Technologies since May 30, 2000. Mr. Schinella is responsible for our operations, overseeing finance, accounting, logistics, and administration. Mr. Schinella joined Veridien Corporation in July 1992 as Vice President and Controller. In this capacity, he was responsible for all corporate accounting and finance activities including internal and external financial reporting, analysis and planning, vendor relations, and collections. Prior to his work with Veridien, Mr. Schinella was a Senior Manager with KPMG Peat Marwick in Tampa, Florida. In his eight years with KPMG Peat Marwick, his professional accomplishments include significant experience in financial reporting to the SEC, reviewing financial and operational controls of client companies and extensive communication and negotiations with bank officers. In 1985, Mr. Schinella became a licensed Certified Public Accountant in the State of Florida. He has a degree in accounting from Central Michigan University and a Masters of Business Administration from Michigan State University.

         MICHAEL J. GORDON - Vice President, Corporate Administrator of BBJ Environmental Solutions since April 1998 and member of BBJ's Environmental Solutions board of directors since April 1997. He has held the same positions with BBJ Environmental Technologies since May 30, 2000. From August, 1987 through December 1997, Mr. Gordon was employed by Phoenix Information Systems Corp., a public corporation, where he was responsible for overseeing administrative operations, the filing of all reports and documents with the Securities and Exchange Commission, company news releases and public relations. Prior to joining Phoenix, Mr. Gordon served as Director of Legacies and Planned Giving for the American Cancer Society. Mr. Gordon received his Bachelor of Science degree from the State University of New York in 1980.

         FRANK P. RAGANO - has been a director of BBJ Environmental Technologies since May 30, 2000. Major General, U.S. Army (Ret.). Mr. Ragano has served as a director of Skylynx Communications, Inc. since 1998 and as its chairman since 1999. Mr. Ragano was, until earlier this year, President and CEO of CMS, Inc., a wholly-owned subsidiary of Daimler-Benz GmbH. Mr. Ragano graduated with a B.S. degree from Duquesne University in 1950 and later graduated with a Master of Business Administration (MBA) from Syracuse University, NY. After a well-decorated career in the military, Mr. Ragano retired from active Army service and became Vice President of the American Defense Preparedness Association and Chairman and CEO of BEI Defense Systems Company.

         REBECCA F. WALTER - has been a director of BBJ Environmental Technologies since May 30, 2000. Ms. Walter serves on numerous civic boards, including the James Madison Institute, WEDU Public Broadcasting Station, the H. lee Moffitt Cancer Center and Research Institute, the Tampa Bay Performing Arts Center, American Red Cross, University of South Florida Economic Advisory board, and many other non-profit organizations. Ms. Walter graduated from Meredith College, Raleigh, North Carolina and received her B.A. at Florida State University.

         OLIVIER d'AURIOL - has been a director of BBJ Environmental Technologies since November 2000. Mr. d'Auriol, a Swiss born citizen, is founder, Chairman, and Chief Executive Officer of Olivier d'Auriol Asset Management SA, a Swiss Family Office Company he created in 1998 to advise private clients on the investment of their wealth. Mr. d'Auriol has served in a number of senior operation and management positions in international banks. From 1992 to 1997 he served as Executive Vice President, President of the Management Committee of Banque Privee Edmond de Rothschild S.A., Luxembourg, a Private bank dedicated to asset management for private clients, investment funds and financial engineering. Prior to that, as Executive Vice President and member of the Management Committee of Swiss Bank Corp in Geneva, Mr. d'Auriol headed the Trust Department in charge of private and institutional clients. He started his career at Paribas where he held successive management responsibility between 1972 and 1987 in asset management for private individuals and in fixed income management for institutional clients. Mr. d'Auriol holds a Baccalaureat in Mathematics from Lycee Louis le Grand, Paris and studied three years as an engineer in Physics at Ecole Polytechnique Federale in Lausanne, Switzerland. He is member of the Swiss Financial Analyst Society and sits on the board of LightWave Systems, Santa Barbara-USA, Guardware Inc., Budapest-Hungary, European Secondary Fund, Paris-France, and Chateau de Ripaille Foundation, Thonon-France.

         JEAN CAILLET - has been a director of BBJ Environmental Technologies since November 2000. Mr. Caillet, a French born citizen, is founder of Telliac SA, a company he created in 1997 that specializes in Financial Engineering. Jean Caillet has served before in different senior positions in the fields of commodities and banking. From 1985 to 1993, Mr. Caillet founded and managed in Switzerland and France for Banque Paribas a department that specialized worldwide in barter and financial engineering. From 1981 to 1985 he was a Senior VP with Finagrain (group Continental Grain) in Geneva. He has started his working career in Paris in 1973 at Imetal (group Rothschild), which he left in 1981 as Senior VP Marketing & Commercial to move to Geneva where he is living today.

COMMITTEES

         In November 2000, we established a Compensation Committee and Audit Committee. As of this date, we named Frank Ragano as chairman, Olivier d'Auriol and Robert Baker as members of the Compensation Committee and Rebecca F. Walter as chairman, Jean Caillet and Jerry Schinella as members of the Audit Committee. The Compensation Committee has the power to review compensation of our executive officers, including salaries, the granting of stock options and other forms of compensation for executive officers whose salaries are within the purview of the board of directors. In some cases, the Compensation Committee may make recommendations to the entire board of directors for its approval or, itself exercise the powers and authority of the board of directors to designate compensation. The Audit Committee has the power to: (i) select the independent certified public accountant; (ii) satisfy itself on behalf of the board that the external and internal auditing procedures assure reliable and informative accounting and financial reporting;(iii) have meetings with management, or with the auditors, or with both management and auditors, to review the scope of the auditor's examination, audit reports and our internal auditing procedures and reviews;(iv) monitor policies established to prohibit unethical, questionable, or illegal activities by those associated with us; and (v) review the compensation paid to the auditors through annual audit and non-audit fees and the effect on the independence of the auditors in relation thereto, and we may exercise the powers and authority of the board of directors to implement changes in connection with the foregoing or, at our option, may make recommendations to the entire board of directors for its approval.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file. During fiscal 2000, no officers, directors or 10% or greater stockholders filed any forms late.

Item 10.  Executive Compensation

          During the past three fiscal years, no executive officer had salaries and bonuses of $100,000 or more. None of our executive officers have any employment contracts with us. For the past three years, the following table sets forth certain compensation paid to Robert Baker, Chief Executive Officer, and Paul Shapansky, our former Chief Executive Officer, who was replaced in June 2000.



                                                                         Annual Compensation
----------------------------      -----------      --------------------------------------------------------------
            (a)                      (b)                 (c)                    (d)                   (e)
                                                                                                     Other
           Name                                                                                      Annual
            and                                                                                     Compen-
         Principal                                                                                   sation
         Position                    Year             Salary ($)             Bonus ($)                ($)
----------------------------      -----------      -----------------     --------------------   -----------------
Robert Baker,                     2000                    72,000                -0-                   4,200 (1)
Chief Executive
Officer                           1999                    72,000                -0-                   4,200 (1)

                                  1998                    66,000                -0-                   4,200 (1)
----------------------------      -----------      -----------------     --------------------   -----------------
Paul Shapansky,                   2000                     -0-                  -0-                   -0-
former Chief
Executive Officer                 1999                     -0-                  -0-                   -0-

                                  1998                     -0-                  -0-                   -0-
----------------------------      -----------      -----------------     --------------------   -----------------


                                                          Long Term Compensation
                                   ---------------------------------------------------------
                                                    Awards                       Payouts
----------------------------       ---------------------------------------    --------------
            (a)                           (f)                  (g)                 (h)                    (i)
                                                                                                          All
           Name                       Restricted              Number                                     Other
            and                          Stock                  of                 LTIP                  Compen-
         Principal                     Award(s)              Options/            Payouts                 sation
         Position                         ($)                Warrants              ($)                    ($)
----------------------------       ------------------     ---------------     ---------------        ---------------
Robert Baker,                             -0- (2)             -0-(3)               -0-                    -0-
Chief Executive
Officer                                   -0-                 -0-(3)               -0-                    -0-

                                          -0-                 -0-(3)               -0-                    -0-
----------------------------       ------------------     ---------------     ---------------        ---------------
Paul Shapansky,                           -0-                  -0-                 -0-                    -0-
former Chief
Executive Officer                         -0-                  -0-                 -0-                    -0-

                                          -0-                  -0-                 -0-                    -0-
----------------------------       ------------------     ---------------     ---------------        ---------------



---------------

         (1) The Company paid $4,200 during 2000, 1999 and 1998 for $300,000 of life insurance on the life of Mr. Baker. Mr. Baker is a beneficiary in the amount of $100,000 and his spouse on the remaining $200,000. These amounts are included in other annual compensation amounts.

         (2) Does not include 3,219,890 shares received in connection with the reorganization pursuant to which we acquired BBJ Environmental Solutions as a wholly-owned subsidiary. See Items 1 and 12.

         (3) Does not include options to purchase -0- shares of BBJ Environmental Solutions granted in 2000, options to purchase 360,000 shares of BBJ Environmental Solutions granted in 1999 and options to purchase 109,379 shares of BBJ Environmental Solutions granted in 1998 at exercise prices ranging from $1.00 per share to $1.25 per share.

Employment Contract with Key Person

         Pursuant to an Employment Agreement dated January 21, 2000, we employed Mr. Richard L. Palke, a key employee, as Director of Worldwide Sales and Marketing for a term commencing on January 11, 2000 and continuing until December 31, 2004, unless otherwise terminated pursuant to the terms thereof. Pursuant to the Agreement, Mr. Palke is being paid a base salary of $60,000 per annum and is entitled to bonuses for reaching certain revenue levels based upon BBJ Environmental Solutions' sales incentive plan. Mr. Palke is also entitled to the following: major medical health benefits equivalent to that provided to the officers in BBJ Environmental Solutions; indemnification from any claim or law suit which may be asserted against him when acting as Director of Worldwide Sales and Marketing for BBJ Environmental Solutions provided that said indemnification is not in violation of any federal or state law or rule or regulation of the Securities and Exchange Commission; and options to purchase up to 250,000 shares of BBJ Environmental Solutions' common stock at an exercise price of $1.25 per share, 90,000 of which shall be Service Options and 160,000 of which shall be Cliff Vesting Options. The Service Options shall vest at the rate of 30,000 shares for each year of employment, each 30,000 options to expire four years after full vesting. The Cliff Vesting Options shall all vest if Mr. Palke is employed by BBJ Environmental Solutions on December 31, 2004 and will all expire on December 31, 2008, unless the schedule for vesting is accelerated as a result of Mr. Palke accomplishing one or more of the following objectives: an option for 40,000 shares shall vest when $17,500,000 in annual revenues is achieved; an option for 40,000 shares shall vest when $28,000,000 in annual revenues is achieved; and an option for 80,000 shares shall vest when $40,000,000 in annual revenues is achieved, in which case any options for which the vesting is accelerated shall expire on the earlier of four years from their date(s) of vesting or December 31, 2008. The Agreement also contains certain provisions with respect to disability, termination, confidentiality and non-competition. We expect to offer Mr. Palke the opportunity to exchange his BBJ Environmental Solutions' options for similar options in BBJ Environmental Technologies as described in "Certain Transactions." The terms of the new options will be the same as the BBJ Environmental Solutions' options except that the number of shares subject to the option would double.

Biographical Information on Key Person

         Richard Palke - Director of Sales and Marketing with us since
January 2000. Mr. Palke is responsible for our sales. Mr. Palke has developed advanced leadership, planning, relationship building, and negotiating skills with one Fortune 100 and two Fortune 500 companies. Mr. Palke has industry experience in heating, ventilation and air conditioning test instrumentation, transportation electronics, switch gear systems and computer peripherals, and has spent over half of his career in the international arena. Mr. Palke has a BS in General Engineering from the United States Military Academy at West Point and MBA courses in International Marketing from the University of Minnesota.

Report on Executive Compensation

         Our board of directors includes Robert G. Baker, Jerry V. Schinella, Michael J. Gordon, Frank P. Ragano, Rebecca F. Walter, Olivier d'Auriol and Jean Caillet. Our Compensation Committee was established in November 2000 and, as of this date, includes Frank P. Ragano, Olivier d'Auriol and Robert G. Baker. Our board of directors or Compensation Committee will be responsible for reviewing and determining the annual salary and other compensation of our executive officers and key employees and determining the appropriateness of key man life insurance, obtaining officer and director liability insurance and employment contracts. Our goals are to align compensation with business objectives and performance and to enable us to attract, retain and reward executive officers and other key employees who contribute to our long-term success. We provide base salaries and stock options to our executive officers and key employees sufficient to provide motivation to achieve certain operating goals. Although salaries are not specifically tied to performance, incentive bonuses are available to executive officers and key employees. In the future, executive compensation may include without limitation cash bonuses, stock option grants and stock reward grants. In addition, we may set up a pension plan or similar retirement plans. During the period from the date of inception of BBJ Environmental Solutions in August 1993 to December 31, 2000, cash compensation in the form of salaries were paid and stock options in our subsidiary were granted to our executive officers, namely Robert G. Baker, Jerry V. Schinella, and Michael J. Gordon.

                        The foregoing report has been
                        approved by all members of the
                        Board of Directors.

                        Robert G. Baker
                        Jerry V. Schinella
                        Michael J. Gordon
                        Frank P. Ragano
                        Rebecca F. Walter
                        Olivier d'Auriol
                        Jean Caillet

Indemnification

         Article Eighth of our Certificate of Incorporation provides for us to indemnify any and all directors and officers whom we shall have power to indemnify under Section 78.751 of the Nevada General Corporation Law from and against any and all of the expenses, liabilities or other matter referred to in or covered by such section, and the indemnification provided for herein shall not be deemed exclusive of any other rights to which the persons so indemnified may be entitled under any By-Law, agreement, vote of shareholders or disinterested directors or otherwise, both as to action in his official capacity and as to action in another capacity by holding such office, and shall continue as to a person who has ceased to be a director of officer and shall inure to the benefits of the heirs, executors and administrators of such a person. We have been advised that it is the position of the Securities and Exchange Commission that insofar as the foregoing provisions may be invoked to disclaim liability for damages arising under the Securities Act of 1933, as amended, that such provisions are against public policy as expressed in the Securities Act and are therefore unenforceable.

Stock Option Plans

         On December 31, 1997, our subsidiary, BBJ Environmental Solutions, established an employee benefit and consulting services compensation plan. Pursuant to the plan as restated on July 30, 1998, we are permitted to grant options or grant stock awards totaling 5,000,000 shares of BBJ Environmental Solutions common stock. In the case of stock options, the number of shares issuable upon exercise of the options is subject to adjustment by our subsidiary's board of directors to cover stock splits, stock dividends, recapitalizations and reclassifications of our shares of common stock. All options granted under the plan are non-statutory or non-qualified stock options so that the exercise of options result in ordinary income to the option holder at the time of exercise based upon the fair market value of the options less the exercise price.

         Persons eligible to participate in our subsidiary's plan include any employee, director, officer, consultant or advisor to our subsidiary. The life of the option, the exercise price, vesting schedule, termination provisions and all other terms of each option granted are set forth in a written agreement provided to each optionee and such terms are determined in the sole discretion of our subsidiary's board of directors or committee thereof established to administer the plan. The plan provides that no right or interest of any participant in a stock option award shall be assignable or transferable during the life time of the participant, either voluntarily or involuntarily, or subjected to any lien, directly or indirectly, by operation of law, or otherwise, including execution, levy, garnishment, attachment, pledge or bankruptcy. In the event of a participant's death, a participant's rights and interest in stock option awards shall be transferable by testamentary will or the laws of descent and distribution, and payment of any amounts due under the plan shall be made to, and exercise of any stock options may be made by, the participant's legal representative, heirs or legatees.

         Under the plan, our subsidiary's board or committee thereof, may issue stock awards to an eligible participant and may issue the stock in consideration of prior services rendered or at a fixed cost. All shares issued pursuant to stock awards or upon exercise of options are restricted securities under the Securities Act of 1933, as amended. As of March 15, 2001, BBJ Environmental Solutions has outstanding options to purchase 2,475,744 shares of its common stock at exercise prices ranging from $.75 per share to $2.00 per share and has not granted any stock awards under the plan. In the future, we have no intention to grant additional options or to issue stock awards under the aforementioned plan.

         On November 16, 2000, BBJ Environmental Technologies established a new stock option plan, subject to stockholder approval of the plan and stockholder approval of an increase in the authorized number of shares of our common stock to 50,000,000 shares at our 2001 annual meeting. The provisions of the plan are identical to those issued under our subsidiary's plan, except that the new plan covers 8,000,000 shares of our common stock. Subject to the foregoing stockholder approvals, our board of directors approved on November 16, 2000 that we offer BBJ Environmental Solutions option holders the opportunity to exchange their options for almost identical options in our Plan, except that the number of shares of common stock subject to each option would be twice the original number of shares and the term of the options shall expire five years from the date of stockholder approval of the above matters. Any option holder who wishes to exercise his/her options in BBJ Environmental Solutions prior to shareholder approval will be permitted, after receipt of shareholder approval, to exchange his/her BBJ Environmental Solutions shares into restricted shares of our common stock, except that the number of shares of common stock issued will be twice the original number of shares issued under the BBJ Environmental Solutions option grant. In the event that any replacement options issued under our Plan would not be eligible to be registered under a Form S-8 Registration Statement, then we would issue replacement options outside the Plan on the same terms and conditions. As of March 15, 2001, we granted, subject to stockholder approval of the plan, options to purchase 100,000 shares of our common stock to each of Frank Ragano and Rebecca Walter at an exercise price of $1.25 per share with an expiration date of May 31, 2004 and options to purchase 40,000 shares of our common stock to each of the seven board members at an exercise price of $1.25 per share with an expiration date of December 31, 2005.

Other Stock Options

         Outside of our stock option plans, we have granted to an non-affiliated person options to purchase 50,000 shares of our common stock at an exercise price of $1.25 per share. These options are currently beneficially owned by Karen Vickers. These options expire February 25, 2004. We also granted GunnAllen Financial, Inc., a member of the NASD, options to purchase 55,000 shares of our common stock at an exercise price of $1.25 per share. These options expire October 31, 2004. We also granted options to purchase 150,000 shares of our common stock at an exercise price of $1.25 per share to Charles Sanford, a non-affiliated person, with expiration dates ranging from August 8, 2002 to October 11, 2002. The aforesaid options to Karen Vickers and GunnAllen Financial, Inc. were originally granted by our subsidiary, BBJ Environmental Solutions and were exchanged for options in BBJ Environmental Technologies on the same terms, except that the number of options received in the exchange were twice the original number granted in BBJ Environmental Solutions. We also granted to five affiliated persons (i) series 1 options to purchase an aggregate of 1,400,000 shares of our common stock exercisable between February 6, 2001 and December 31, 2001 at an exercise price of $1.04 per share and (ii) series 2 options to purchase an aggregate of 1,400,000 shares of our common stock at an exercise price of $1.04 per share between February 6, 2001 and April 30, 2002.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 15, 2001 by all persons known by us to be beneficial owners of more than 5% of its common stock and all of our officers and directors, both individually and as a group. Such table does not reflect options to purchase shares of common stock of BBJ Environmental Solutions beneficially owned by persons named in the table below or the possible future exchange of these options for replacement options of BBJ Environmental Technologies as described under Item 10. Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named. The address of each person is c/o BBJ at 6802 Citicorp Blvd., Suite 500, Tampa, FL 33619. The percentage of outstanding shares is based upon 17,592,578 shares outstanding. The number of shares owned by each of Frank Ragano and Rebecca Walter include options to purchase 120,000 shares, which are expected to vest within 60 days of March 15, 2001, pursuant to a stock option plan that must be ratified by our stockholders at our 2001 annual meeting. The number of shares owned by each of the other five board members include options to purchase 20,000 shares, which are expected to vest within 60 days of March 15, 2001, pursuant to a stock option plan that must be ratified by our stockholders at our 2001 annual meeting. The number of shares beneficially owned by Robert P. Gordon includes options to purchase 1,000,000 shares of our common stock owned by Highlander Enterprises, Inc., but it does not include 530,990 shares beneficially owned by an irrevocable trust established for the benefit of Mr. Robert P. Gordon's children in which Mr. Peter Futro is the trustee.

Name and Address of Beneficial              Amount and Nature of   Percentage
Owner                                       Beneficial Ownership   Outstanding
----------------------------------------    --------------------   -------------
Robert G. Baker                                   3,206,890               18.2
----------------------------------------       ------------         ----------
Jerry V. Schinella                                3,346,890               19.0
----------------------------------------       ------------         ----------
Michael J. Gordon                                 2,123,772               12.1
----------------------------------------       ------------         ----------
Frank P. Ragano                                     120,000                0.7
----------------------------------------       ------------         ----------
Rebecca F. Walter                                   360,000                2.0
----------------------------------------       ------------         ----------
Olivier d'Auriol                                     90,000                0.5
----------------------------------------       ------------         ----------
Jean Caillet                                        300,000                1.7
----------------------------------------       ------------         ----------
Includes all of our officers and
directors as a group
(7 persons)                                       9,547,552               53.8
----------------------------------------       ------------         ----------
Robert P. Gordon                                  1,614,792                8.7
----------------------------------------       ------------         ----------


         The following table lists the names of each of our officers and directors and the number of BBJ Environmental Solutions options outstanding as of March 15, 2001, all of which are proposed to be exchanged for BBJ Environmental Technologies options after receipt of certain stockholder approval, all as described under Item 10. The number of options if the planned exchange is successfully completed does not give any consideration to a vesting schedule.



                                          Number of BBJ                Number of BBJ Environmental
                                          Environmental Solutions      Technologies options to be
                                          options outstanding          outstanding if planned exchange
      Name                                as of March 15, 2001         is successfully completed
-------------------------------------     ------------------------     -------------------------------
Robert G. Baker                              469,379                        978,758
-------------------------------------     ------------                   -----------
Jerry V. Schinella                           469,379                        978,758
-------------------------------------     ------------                   -----------
Michael J. Gordon                            522,099                      1,084,198
-------------------------------------     ------------                   -----------
Frank P. Ragano                               -0-                           140,000
-------------------------------------     ------------                   -----------
Rebecca F. Walter                             -0-                           140,000
-------------------------------------     ------------                   -----------
Olivier d'Auriol                              -0-                            40,000
-------------------------------------     ------------                   -----------
Jean Caillet                                  -0-                            40,000
-------------------------------------     ------------                   -----------

         The following table sets forth certain information regarding the estimated beneficial ownership of the Company's common stock as of March 15, 2001, including options which are expected to vest within 60 days thereof, by all persons known by the Company to be beneficial owners of more than 5% of its common stock and all of our officers and directors, both individually and as a group and assumes that all BBJ Environmental Solutions options to purchase shares are exchanged for the right to purchase twice the number of shares of BBJ Environmental Technologies.

Name and Address of                         Amount and Nature of  Percentage
Beneficial Owner                            Beneficial Ownership  Outstanding
----------------------------                --------------------  -----------
Robert G. Baker                                   4,145,648         22.3
Jerry V. Schinella                                4,285,648         23.1
Michael J. Gordon                                 3,167,970         17.0
Frank P. Ragano                                     120,000          0.7
Rebecca F. Walter                                   360,000          2.0
Olivier d'Auriol                                     90,000          0.5
Jean Caillet                                        300,000          1.7
Includes all of our officers and
directors as a group
(7 persons)                                      12,469,266         59.8
Robert P. Gordon                                  1,614,792          8.7

 We do not know of any arrangement or pledge of our securities by persons now considered in control of us that might result in a change of control of us.

Item 12. Certain Relationships and Related Transactions.

         Some of the paragraphs to follow describe transactions between BBJ Environmental Solutions, Inc. and its officers, directors and affiliated persons. Those transactions that occurred prior to June 1, 2000, which resulted in the issuance of shares in BBJ Environmental Solutions, Inc.'s common stock, were later exchanged into shares of BBJ Environmental Technologies, Inc.'s common stock, on the basis of two shares of BBJ Environmental Technologies, Inc.'s common stock for every one share of BBJ Environmental Solutions, Inc.'s common stock.

         Herbert Maxwell, a former director and founder of us, was issued 10,000 shares in March 1996 in connection with a working capital loan. Mr. Maxwell also received 90,466 shares in December 1996 in connection with the conversion of liabilities to common stock. A. Paul Shapansky, formerly a director and our chief executive officer, was issued 1,056,146 shares in December 1996 in connection with the conversion of liabilities to common stock. Mr. Shapansky contributed $14,354 in 2000, $3,000 in 1999 $38,519 to us in 1998 and $18,920 in
1997 to pay certain of our liabilities.

         On March 4, 1997 BBJ Environmental Solutions entered into a convertible debenture agreement with the R.P. Gordon Children Family Trust and Michael J. Gordon in the amount of $100,000 each. The proceeds of the debenture were advanced to BBJ Environmental Solutions in four equal amounts of $50,000 each, bearing an interest rate of 12%. The Trust and Mr. Gordon could each elect, at any time after September 1, 1997 but before the maturity date of the debenture (September 4, 1998), to convert the debenture into 4.5% of the then issued and outstanding shares of common stock of BBJ Environmental Solutions. As of December 31, 1997, the Trust and Mr. Gordon both elected to convert their respective debentures and related accrued interest into 192,719 shares of BBJ Environmental

Solution's common stock. In addition, Mr. Gordon agreed to invest an additional $100,000 in BBJ Environmental Solutions for 192,720 shares of its common stock.

         On June 30, 1998, Michael Gordon invested $50,000 in BBJ Environmental Solutions to acquire 48,180 shares of its common stock at a price of $.9636 per share. On July 30, 1998 and November 1, 1998, Michael Gordon, invested an additional $50,000 and $30,000 in BBJ Environmental Solutions to acquire 166,667 and 100,000 shares, respectively, of its common stock at a price of $.30 per share.

         On March 2, 1999, Robert P. Gordon converted $100,000 he loaned to BBJ Environmental Solutions during 1998 into 333,333 shares of its common stock.

         In December 1999, BBJ Environmental Solutions entered into a convertible debenture agreement with Michael Gordon in the amount of $230,000. The proceeds of the debenture were previously advanced BBJ Environmental Solutions in the form of cash advances in the aggregate amount of $157,500, $10,000 of accrued interest, and $62,500 for previous services rendered. The debenture bears interest at 10% per annum with principal and interest due in January 2001. In September 2000, this debenture was transferred by Michael Gordon to Robert P. Gordon.

         In 1997, BBJ Environmental Solutions extended one of its executives a compensatory stock option to purchase up to 192,720 shares of its common stock at a price of $0.00649 per share that vested over a five-year employment period. For the years ended December 31, 1998 and 1997, it recorded compensation expense of $19,752 and $15,800, respectively, for the difference between the deemed fair value of shares at the time the options were granted and the exercise price related to this. Upon termination of employment, it provided the executive six months of severance pay in exchange for canceling all options held by the executive to purchase its common stock. Options canceled included 192,720 at $0.00649 per share, 40,000 at $1.00 per share, and 69,379 at $1.17 per share.
Severance pay expense is fully accrued as of December 31, 1999.

         On January 4, 1999, our securities counsel agreed to convert $13,334 in legal fees into 40,000 shares of common stock. In March 1999, BBJ Environmental Solutions raised $200,000 by selling a total of 100,000 shares of series A 10% convertible preferred stock to seven investors; and during the third quarter of 1999, we raised $343,750 by selling a total of 171,875 shares of series B 10% convertible preferred stock to BBJ Environmental Solution's six investors. In January 2000, BBJ Environmental Solutions raised $375,000 by selling a total of 360,000 shares of its common stock to eight investors.

         Pursuant to an Agreement and Plan of Reorganization dated as of January 31, 2000 by and among BBJ Environmental Solutions and certain Stockholders of BBJ Environmental Technologies, we agreed to acquire up to 100% of the capital stock of BBJ Environmental Solutions for 12,410,666 shares of our common stock subject to certain closing conditions which included, without limitation, the following: (i) a reverse stock split by us of one-for-three followed by a stock repurchase of 3,465,000 shares for nominal consideration from certain stockholders of BBJ Environmental Technologies; (ii) BBJ Environmental Technologies being a clean shell without assets or liabilities (other than $50,000 owed to BBJ Environmental Solutions, which was borrowed by us in connection with this transaction); and (iii) BBJ Environmental Technologies being current with all reports required to be filed under the Exchange Act of 1934, as amended. At the completion of the Reorganization, BBJ Environmental Solutions became the operating subsidiary of BBJ Environmental Technologies.

         In November and December 2000, we sold through subscription agreements 2,804,000 restricted shares of our common stock at a purchase price of $.75 per share to various overseas banks and foreign investors, for a total amount of financing of $2,103,000. A commission in the nature of a finder's fee of up to 200,000 shares of our common stock was issued to two accredited investors. The investors in this private placement also received the right to name two members of our board of directors - Olivier d'Auriol and Jean Caillet. In the event that our revenues for the period November 1, 2000 through October 30, 2001 is less than $1,667,075, the purchase price per share is subject to proportionate adjustment down to a minimum of $.375 per share and additional shares will be issued by us to the investors.

         BBJ Environmental Technologies entered into a convertible debenture agreement with the R.P. Gordon Children Family Trust in the amount of $84,441.37 in July 2000 and two convertible debenture agreements with Robert P. Gordon, brother of Michael J. Gordon, a Director of BBJ, in the amounts of $230,000.00 and $87,300.49 in September 2000. (The two debentures were transferred to Robert Gordon from Michael Gordon.) The proceeds of the debentures were advanced to BBJ Environmental Solutions, bearing an interest rate of 10%. The Trust and Mr. Gordon could each elect, at any time before the maturity date of the debenture (January 10, 2001), to convert the debenture into shares of common stock of BBJ Environmental Technologies. In December 2000, the Trust and Mr. Gordon both elected to convert their respective debentures into 105,552 and 477,126 shares, respectively, of our common stock.

         In February 2000, BBJ Environmental Solutions entered into a financial and consulting agreement with Highlander Enterprises, Inc., a company controlled and beneficially owned by Robert Gordon, the brother of Michael Gordon, an executive officer and director of us. With BBJ Environmental Solutions' consent, a portion of the financial and consulting services performed by Highlander were performed by Donald Mintmire and Nicholas Salerno, Option Consulting Co. and James Newman. Pursuant to the contract, as amended, the aforesaid persons received warrants to purchase an aggregate of 1,400,000 shares of BBJ Environmental Solutions Common Stock exercisable at $1.04 per share. On February 6, 2001, we agreed with Highlander to cancel the warrants of our subsidiary and to issue to Highlander, Donald Mintmire, Nicholas Salerno, Option Consulting Co. and James Newman an equal number of series 1 options and series 2 options each to purchase 500,000 shares, 225,000 shares, 225,000 shares, 225,000 shares and 225,000 shares, respectively. Each series 1 option and series 2 option is exercisable to purchase one share of our common stock at an exercise price of $1.04 per share. The series 1 options are exercisable at anytime between the date of issuance and December 31, 2001 and the series 2 options are exercisable at anytime between the date of issuance and April 30, 2002.

         On February 6, 2001, Robert G. Baker, Jerry V. Schinella and Michael J. Gordon sold back to us 33,000 shares, 33,000 shares and 34,000 shares, respectively, at a purchase price of $1.00 per share. On the same date, we sold 50,000 shares of our common stock to each of Nicholas Salerno and Donald Mintmire at a purchase price of $1.00 per share.


Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)(1)(2)        Financial Statements and Financial Statement
                          Schedules.

                           A list of the Financial Statements and Financial Statement Schedules filed as a part of this Report is set forth in Item 8, and appears at Page F-1 of this Report, which list is incorporated herein by reference.
(a)(3) Exhibits

         2.1 Agreement and Plan of Reorganization (incorporated by reference to Form 8-K dated June 1, 2000)

         3.1 Articles of Incorporation of Lewison Enterprises, Inc. filed with the Secretary of State of Nevada July 14, 1988 (incorporated by reference to Registration Statement on Form S-1, file Number 33-34200, of Lewison Enterprises, Inc.).

         3.2 Amendment to Certificate of Incorporation of the Registrant as filed with the Secretary of State of Nevada on September 22, 1989 (incorporated by reference to Form 10-K of the Registrant, then known as The Postal Group, Inc., for year ended December 31, 1989).

         3.3 Amendment to Articles of Incorporation of the Registrant filed with the Secretary of State of Nevada on October 27, 1992 (incorporated by reference to Form 10-KSB of the Registrant for the year ended December 31, 1992).

         3.4 Amendment to Articles of Incorporation of the Registrant filed with the Secretary of State of Nevada on January 19, 1984 (incorporated by reference to Form 10-KSB of the Registrant for the year ended December 31, 1993).

         3.5 Amendment to Articles of Incorporation of the Registrant (incorporated by reference to Form 8-K dated June 1, 2000).

         3.6 By-Laws of the Registrant (incorporated by reference to Registration Statement on Form S-1, file Number 33-34200, previously filed with the Commission).

         4.1 Specimen form of certificate for Common Stock (incorporated by reference to Registration Statement on Form S-1, file Number 33-34200, previously filed with the Commission).

         4.2 Board of Directors Action dated November 8, 1993, designating preferences of Class B Preferred Stock, pursuant to authority in Certificate of Amendment of Exhibit 3.1(c) above (incorporated by reference to Form 10-KSB of the Registrant for the year ended December 31, 1993).

         4.3 Certificate of Designation of Series C Convertible Preferred Stock filed June 7, 1995 (incorporated by reference to Form 10-KSB of the Registrant for the year ended December 31, 1995).

         10.1    Facility lease and Amendment No. 1 thereto*

         99.1 Employee Benefit and Consulting Services Compensation Plan adopted November 16, 2000 (Incorporated by reference to the Registrant's Exhibit C to its Proxy Statement, filed contemporaneously with the Form 10-KSB).

--------------

         *Filed herewith.

         (b)      Reports on Form 8-K.


                  No Reports on Form 8-K were filed or required to be filed during the quarter ended December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 19th day of March, 2001.


                                     BBJ ENVIRONMENTAL
                                     TECHNOLOGIES, INC.

                                     By: /s/ Robert G. Baker
                                        ---------------------------------------
                                      Robert G. Baker, Chief Executive Officer

         In accordance with the requirements of the Securities Act of 1933, as amended, this Registration Statement was signed by the following persons in the capacities and on the dates stated.

             SIGNATURE                         TITLE                               DATE
             ---------                         ------                              ----
                                            Chairman of the Board,               March 19, 2001
/s/ Robert G. Baker                         Chief Executive Officer
---------------------------------
Robert G. Baker

                                            President, Chief Operating           March 19, 2001
/s/ Jerry V. Schinella                      Officer, Chief Financial
----------------------------------          Officer, Director
Jerry V. Schinella

                                            VP Corporate Administrator,          March 19, 2001
/s/ Michael J. Gordon                       Secretary, Director
----------------------------------
Michael J. Gordon


/s/ Frank P. Ragano                         Director                             March 19, 2001
----------------------------------
Frank P. Ragano


/s/ Rebecca F. Walter                       Director                             March 19, 2001
----------------------------------
Rebecca F. Walter


/s/ Olivier d'Auriol                        Director                             March 19, 2001
----------------------------------
Olivier d'Auriol


/s/ Jean Caillet                            Director                             March 19, 2001
----------------------------------
Jean Caillet


Robert S. Baker, Jerry V. Schinella, Michael J. Gordon, Frank P. Ragano, Rebecca
F. Walter, Olivier d'Auriol and Jean Caillet represent all the members of the Board of Directors.