Form 10QSB
period 2001-03-31
BBJ ENVIRONMENTAL TECHNOLOGIES INC
filed 2001-05-02
CIK 839439

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended March 31, 2001

   [_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                                 For the transition period from ______ to ______
                                         Commission file number:  33-11059-A

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

                              (813) 622-8550
                         -----------------------------
                          (issuer's telephone number)

                                Not Applicable
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]    No [_]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.     Yes [_]     No [_]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 27, 2001, there were
                                            --------------------------------
17,592,578 shares outstanding of the issuer's Common Stock, $.001 par value.
---------------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check one):    Yes [_]    No [X]

                     BBJ ENVIRONMENTAL TECHNOLOGIES, INC.
                     ------------------------------------
                                     INDEX
                                     -----


PART  I.     FINANCIAL INFORMATION                                                            Page
                                                                                              ----
     Item 1.    Financial Statements

                Consolidated Balance Sheets as of March 31, 2001 (Unaudited)
                    and December 31, 2000                                                      3

                Consolidated Statements of Operations (Unaudited) for the
                    Three Months ended March 31, 2001 and 2000                                 4

                Consolidated Statements of Cash Flows (Unaudited) for the
                Three Months ended March 31, 2001 and 2000                                     5

                Notes to Consolidated Financial Statements (Unaudited)                         6-7

     Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                        8-9

PART  II.    OTHER INFORMATION

     Item 1.    Legal Proceedings                                                              10

     Item 2.    Changes in Securities                                                          10

     Item 3.    Defaults Upon Senior Securities                                                10

     Item 4.    Submission of Matters to a Vote of Security Holders                            10

     Item 5.    Other Information                                                              10

     Item 6.    Exhibits and Reports on Form 8-K                                               10

SIGNATURE  PAGE                                                                                11

                     BBJ ENVIRONMENTAL TECHNOLOGIES, INC.


                          Consolidated Balance Sheets

                                                                 (Unaudited)
                                                                March 31, 2001           Dec. 31, 2000
                                                                --------------           -------------
ASSETS
Current assets:
  Cash                                                          $      909,844           $   1,318,272
  Accounts receivable                                                   49,423                  28,578
  Inventory                                                             26,793                  25,045
                                                                --------------           -------------

     Total current assets                                              986,060               1,371,895

Property and equipment, net                                            106,014                 113,823
Security deposits                                                       14,614                  14,614
                                                                --------------           -------------

                                                                $    1,106,688           $   1,500,332
                                                                ==============           =============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses                         $       38,597           $      34,142
  Current portion of capital lease obligations                          21,664                  21,664
                                                                --------------           -------------

          Total current liabilities                                     60,261                  55,806

Capital lease obligations, less current portion                         10,621                  15,261
                                                                --------------           -------------

          Total liabilities                                             70,882                  71,067
                                                                --------------           -------------


Stockholders' deficit:
  Preferred stock, $1.00 par value; 5,000,000 shares
     authorized; none issued and outstanding                                 -                       -
  Common stock, $.001 par value; 25,000,000 shares
    authorized; 17,592,578 shares issued and outstanding                17,593                  17,593
  Additional paid-in capital                                         3,922,767               3,927,767
  Accumulated deficit                                               (2,904,554)             (2,516,095)
                                                                --------------           -------------

     Net stockholders' equity                                        1,035,806               1,429,265
                                                                --------------           -------------

                                                                $    1,106,688           $   1,500,332
                                                                ==============           =============


                            See accompanying notes

                     BBJ ENVIRONMENTAL TECHNOLOGIES, INC.


                     Consolidated Statements of Operations
                                  (Unaudited)


                                                 Three Months Ended March 31,
                                                          2001          2000
                                                          ----          ----

Sales, net                                         $    56,004   $    71,305

Cost of sales                                           26,036        24,285
                                                   -----------   -----------

   Gross margin                                         29,968        47,020
                                                   -----------   -----------

Operating expense:

 Sales and marketing                                   263,797       121,984

 General and administrative                            122,218       154,817

 Research and development                               32,412        19,173
                                                   -----------   -----------

   Total operating expenses                            418,427       295,974
                                                   -----------   -----------

   Net loss                                        $  (388,459)  $  (248,954)
                                                   ===========   ===========

  Net loss per share                               $      (.02)  $      (.02)
                                                   ===========   ===========

   Weighted average shares outstanding              17,592,578    11,179,000
                                                   ===========   ===========

                            See accompanying notes.

                     BBJ ENVIRONMENTAL TECHNOLOGIES, INC.

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                  Three Months Ended March 31,
                                                                           2001         2000
                                                                     ----------    ---------
Cash flows from operating activities:
  Net loss                                                           $ (388,459)   $(248,955)
  Adjustment to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                                       10,026        8,602
     Changes in current assets and liabilities:
       Accounts receivable                                              (20,845)     (17,395)
       Inventory                                                        ( 1,748)     (10,877)
       Accounts payable and accrued expenses                              4,455      (45,064)
                                                                     ----------    ---------

              Net cash used in operating activities                    (396,571)    (313,689)
                                                                     ----------    ---------

Cash flows from investing activities:
  Purchase of property and equipment                                     (2,217)      (7,287)
  Security deposits                                                           -      (10,196)
                                                                     ----------    ---------

              Net cash used in investing activities                      (2,217)     (17,483)
                                                                     ----------    ---------

Cash flows from financing activities:
  Principal payments on bank notes and capital leases                    (4,640)      (6,555)
  Proceeds from cash advances from stockholders                               -       50,000
  Net proceeds from issuance of common stock                             (5,000)     322,554
  Recapitalization of company                                                 -      (50,000)
                                                                     ----------    ---------

              Net cash provided by (used in) financing activities        (9,640)     315,999
                                                                     ----------    ---------

Net decrease in cash                                                 $ (408,428)   $ (15,173)

Cash, beginning of period                                             1,318,272       19,189
                                                                     ----------    ---------

Cash, end of period                                                  $  909,844    $   4,016
                                                                     ==========    =========

Supplemental disclosures of cash flow information:
   Interest paid                                                     $    1,875    $   3,122
                                                                     ==========    =========

                            See accompanying notes

              BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY


                  Notes To Consolidated Financial Statements

                                March 31, 2001
                                  (Unaudited)

NOTE A - Basis of Presentation

     The accompanying unaudited consolidated financial statements at March 31, 2001 include the accounts of BBJ Environmental Technologies, Inc. (the "Company") and its subsidiary, BBJ Environmental Solutions, Inc. (acquired on June 1, 2000); and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of March 31, 2001 and results of operations and cash flows for the three months ended March 31, 2001 and 2000. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. For further information and a current discussion of the Company's financial condition as of December 31, 2000, references made to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000, which was previously filed in March 2001.

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

     The Company is operating through its newly acquired subsidiary, BBJ Environmental Solutions, Inc. BBJ Environmental Solutions was formed under the laws of the State of Florida in August 1993. BBJ Environmental Solutions develops, manufactures, and markets products and devices that control contamination and air pollution in heating, ventilation, air-conditioning, and refrigeration ("HVAC/R") systems in homes, offices, health care facilities, schools, food processing plants, and public buildings. All references to "the Company" include BBJ Environmental Technologies, Inc. and BBJ Environmental Solutions, Inc. unless the context indicates otherwise.

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

Introduction
------------

     We were incorporated in the State of Nevada on July 15, 1988 under the name Lewison Enterprises, Inc. On January 19, 1994, our name changed to Omega Development, Inc. and to BBJ Environmental Technologies, Inc. on June 1, 2000.

     During the past three years, our business plan was to seek to acquire and merge with a potential business that might bring substantial value to our stockholders. Effective June 1, 2000, we acquired 100% of the then outstanding common stock and preferred stock of BBJ Environmental Solutions, Inc. in exchange for the issuance of 12,410,666 shares of our common stock pursuant to an Agreement and Plan of Reorganization. In accordance with this agreement, we also contemporaneously completed a one-for-three reverse stock split and a stock repurchase of 3,465,000 shares of our common stock at a price of $.0001 per share from certain shareholders of our company. In connection with the agreement, BBJ Environmental Solutions loaned us $50,000 to be used by us for the payment of legal and accounting expenses in connection with the reorganization, bringing us current in our filings under the Securities Exchange Act of 1934 and retiring all of our debt, accounts payable and accrued expenses through the closing of the reorganization so that BBJ Environmental Technologies will have no liabilities other than a $50,000 demand 6% promissory note payable to BBJ Environmental Solutions. The information described below is on a consolidated basis except that for all periods prior to June 1, 2000, the information describes the results of operations and liquidity of capital resources on a pro forma consolidated basis after giving effect to the completion of the reorganization.

Results of Operations
---------------------

     During the three months ended March 31, 2001, BBJ generated revenues from product sales of $56,044 compared to $71,305 for the three months ended March 31, 2000. This decrease was due primarily to the implementation of a sales and marketing strategy to develop strategic channel partner relationships with national companies to expand product distribution and promotion versus direct selling. In addition to the lag time in developing the sales and marketing strategy, the current slowdown in the economy and a long and cold winter season have also adversely effected the Company's revenues in the first quarter.

     Total operating expenses increased to $418,427 for the three months ended March 31, 2001 from $295,974 for the three months ended March 31, 2000. This increase was due primarily to costs associated with the recapitalization of the company, development of product literature, creation of advertising and promotional materials, consulting services and marketing and public relation expenses. For the three months ended March 31, 2001 and 2000, the Company incurred a net loss of $388,459 and $248,954, respectively. Operating expenses are expected to increase significantly in future periods as we develop a sales and marketing organization and advertise our products to certain distribution channels to increase sales in future periods.

     As a result of financing in November and December 2000, the Company began developing this quarter its sales and marketing organization as well as its marketing, advertising, and promotional materials. As the Company moves forward, management believes BBJ can fully implement its business plan by doing the following: increase sales through the development of new sales and marketing plan using strategic channel partners, distribute its promotional materials, begin advertising and public relations campaign, participate in trade shows/organization memberships, and complete current research, product development and studies currently underway.

Liquidity and Capital Resources
-------------------------------

     As of March 31, 2001, the Company had net stockholders' equity of $1,035,806, accumulated deficit of $2,904,554 and working capital of $925,799. During the three months ended March 31, 2001 and March 31, 2000, the Company used in operating activities $396,571 and $313,689, respectively. This was primarily a result of losses incurred by the Company during the current quarter. During the three months ended March 31, 2001 and March 31, 2000, net cash used in investing activities was $2,217 and $17,483, respectively. During the three months ended March 31, 2001 and March 31, 2000, cash flows from financing activities amounted to $(9,640) and $315,999, respectively. During the three months ended March 31, 2000, cash was provided from the sale of capital stock and cash advances from stockholders partially offset by payments made to recapitalize the Company and payments on bank loans and capital leases.

     In November and December 2000, the Company received $2,103,000 in cash through subscription agreements of our common stock from various overseas banks. We sold 2,804,000 shares of our common stock at a cash purchase price of $.75 per share. The investors in this private placement also received the right to name two members of our board of directors. In the event that our revenues for the period November 1, 2000 through October 30, 2001 is less than $1,667,075, the purchase price is subject to proportionate adjustment down to a minimum of $.375 per share. Management believes that the funds received from this financing together with funds anticipated to be received from operations will be sufficient to finance our liquidity and capital resource needs on a short term and long term basis over a period of at least the next 12-15 months.

PART  II - OTHER  INFORMATION

Item 1.    Legal Proceedings:                None
           ------------------

Item 2.    Changes in Securities:            None
           ----------------------

Item 3.    Defaults Upon Senior Securities:       None
           --------------------------------

Item 4.    Submissions of Matters to a Vote of Security Holders: None
           ----------------------------------------------------

Item 5.    Other Information:

    On February 6, 2001, Robert G. Baker, Jerry V. Schinella and Michael J. Gordon sold back to the Company's treasury 33,000 shares, 33,000 shares and 34,000 shares, respectively, at a purchase price of $1.00 per share. On the same date, the Company sold 100,000 shares of the Company's common stock to two investors at a purchase price of $1.00 per share.

    On February 7, 2001, BBJ filed Form SB-2 Registration Statement with the Securities and Exchange Commission. An amended Form SB-2 was filed on March 22, 2001 and went effective on March 30, 2001.

     In November 2000, the Board of Directors formed an Audit Committee of the Board of Directors (the "Audit Committee") to assist the Board in fulfilling its responsibility for oversight of the quality and integrity of the Company's accounting, auditing and reporting practices. In March 2001, the Board changed the members of the Audit Committee, which did not meet since its formation and directed the Board to establish a written charter for the Audit Committee at its next regularly scheduled meeting of the Board in May 2001.

    The Audit Committee currently consists of three directors of the Board, a majority of whom are not employees of the Company. The Company's Common Stock is not traded on an Exchange or NASDAQ. However, GunnAllen Financial, Inc. has applied for quotation of the Company's Common Stock on the OTC Electronic Bulletin Board under the proposed symbol "BBJE." The Board has reviewed the members of the Audit Committee which currently consists of Rebecca F. Walter, as its Chairman, and Jean Caillet and Jerry Schinella as its members and the Board has determined a majority of the Audit Committee to be independent as defined in Rule 4200(a)(14) of the NASD's Listing Standards.

    On April 3, 2001, a Definitive Schedule 14A Proxy Statement was filed with the SEC and subsequently proxy material was mailed on April 11, 2001 to stockholders of record at the close of business on April 10, 2001. The Annual Meetings of Shareholders will be held at the Radisson Hotel, Tampa at Sabal Park on May 15, 2001.

Item 6.    Exhibits and Reports on Form 8-K:
           ---------------------------------

(a)        Exhibits

     Exhibit No.    Description
     -----------    -----------

         3 Form of Amended and Restated Articles of Incorporation to be approved by stockholders at the May 15, 2001 annual meeting
                    (1)

__________________________

     (1)  Incorporated by reference to Exhibit B to the Registrant's Definitive
          Schedule 14A Proxy Statement filed on April 3, 2001.

(b)        Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended March 31, 2001:


                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  BBJ ENVIRONMENTAL TECHNOLOGIES, INC.


Dated:  April 30, 2001            /s/ Jerry V. Schinella
                                  ----------------------------------------------
                                  Jerry V. Schinella, President and COO