Form 10QSB
period 2001-06-30
BBJ ENVIRONMENTAL TECHNOLOGIES INC
filed 2001-08-13
CIK 839439

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended June 30, 2001

   [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
               For the transition period from ________________ to ______________
               Commission file number:  33-11059-A

                     BBJ ENVIRONMENTAL TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in it charter)

          Nevada                                          13-3476854
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

             6802 Citicorp Blvd., Suite 500, Tampa, Florida  33619
--------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                (813) 622-8550
                        -------------------------------
                          (issuer's telephone number)

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 10, 2001, of
                                                   -------------------------
the issuer's Common Stock, $.001 par value, there were 18,192,578 shares
------------------------------------------------------------------------
outstanding.
------------

Transitional Small Business Disclosure Format (Check one):    Yes [ ]  No [X]

                     BBJ ENVIRONMENTAL TECHNOLOGIES, INC.
                     ------------------------------------

                                     INDEX
                                     -----


PART I.   FINANCIAL INFORMATION                                             Page
                                                                            ----

  Item 1.  Financial Statements

           Consolidated Balance Sheets as of June 30, 2001 (Unaudited)
             and December 31, 2000                                            3

           Consolidated Statements of Operations (Unaudited) for the
             Three and Six Months ended June 30, 2001 and
             June 30, 2000                                                    4

           Consolidated Statements of Cash Flows (Unaudited) for the
             Six Months ended June 30, 2001 and June 30, 2000                 5

           Notes to Consolidated Financial Statements (Unaudited)            6-7

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                             8-9

PART II.  OTHER INFORMATION
  Item 1.  Legal Proceedings                                                 10

  Item 2.  Changes in Securities                                             10

  Item 3.  Defaults Upon Senior Securities                                   10

  Item 4.  Submission of Matters to a Vote of Security Holders               10

  Item 5.  Other Information                                                 10

  Item 6.  Exhibits and Reports on Form 8-K                                  11

SIGNATURE PAGE                                                               11

              BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS


                                                               (Unaudited)
                                                              June 30, 2001         Dec. 31, 2000
                                                              -------------         -------------

ASSETS

Current assets:
  Cash                                                        $     778,591         $   1,318,272
  Accounts receivable                                                51,861                28,578
  Inventory                                                          39,393                25,045
                                                              -------------         -------------

     Total current assets                                           869,845             1,371,895

Property and equipment, net                                         101,578               113,823
Security deposits                                                    14,614                14,614
                                                              -------------         -------------

                                                              $     986,037         $   1,500,332
                                                              =============         =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                       $      53,809         $      34,142
  Current portion of capital lease obligations                       21,664                21,664
                                                              -------------         -------------

          Total current liabilities                                  75,473                55,806

Capital lease obligations, less current portion                       6,215                15,261
                                                              -------------         -------------

          Total liabilities                                          81,688                71,067
                                                              -------------         -------------

Stockholders' deficit:
  Preferred stock, $1.00 par value; 5,000,000 shares
    authorized; none issued and  outstanding                              -                     -
  Common stock, $.001 par value; 50,000,000 shares
    authorized; 18,192,578 and 17,592,578 shares issued
    and outstanding, respectively                                     18,193               17,593
  Additional paid-in capital                                       4,147,167            3,927,767
  Accumulated deficit                                          (   3,261,011)        (  2,516,095)
                                                              -------------         -------------

     Net stockholders' equity                                       904,349             1,429,265
                                                              -------------         -------------

                                                              $     986,037         $   1,500,332
                                                              =============         =============

                            See accompanying notes.

              BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                 Three Months Ended June 30,      Six Months Ended June 30,
                                    2001            2000             2001          2000
                                 -----------     -----------      -----------   -----------
Sales, net                       $    84,258     $   133,791      $   140,262   $   205,096

Cost of sales                         28,445          25,855           54,481        50,140
                                 -----------     -----------      -----------   -----------

     Gross margin                     55,813         107,936           85,781       154,956
                                 -----------     -----------      -----------   -----------

Operating Expenses:
  Sales and marketing                226,672         156,305          490,469       278,289
  General and administrative         138,571         117,025          260,789       271,257
  Research and development            47,027          31,975           79,439        51,148
                                 -----------     -----------      -----------   -----------

     Total operating expenses        412,270         305,305          830,697       600,694
                                 -----------     -----------      -----------   -----------

Net loss                         $  (356,457)  $    (197,369)        (744,916)  $  (445,738)
                                 ===========   =============      ===========   ===========

Net loss per share               $     (0.02)  $       (0.02)     $     (0.04)  $     (0.04)
                                 ===========   =============      ===========   ===========
Weighted Average Shares
  Outstanding                     17,988,000      12,250,000       17,791,000    11,720,000
                                 ===========   =============      ===========   ===========



                            See accompanying notes.

              BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                 Six Months Ended June 30,
                                                                                    2001          2000
                                                                                 ----------    ----------
Cash flows from operating activities:
Net loss                                                                         $ (744,916)   $ (445,738)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation                                                                      19,954        16,593
   Changes in current assets and liabilities:
     Accounts receivable                                                            (23,283)      (34,226)
     Inventory                                                                      (14,348)      (14,784)
     Accounts payable and accrued expenses                                           19,667         9,056
                                                                                 ----------    ----------
             Net cash used in operating activities                                 (742,926)     (469,099)
                                                                                 ----------    ----------

Cash flows from investing activities:
  Purchase of property and equipment                                                 (7,709)      (46,451)
  Security deposits                                                                       -       (10,196)
                                                                                 ----------    ----------
             Net cash used in investing activities                                   (7,709)      (56,647)
                                                                                 ----------    ----------

Cash flows from financing activities:
  Principal payments on bank loans and capital leases                                (9,046)      (11,847)
  Proceeds from cash advances from stockholders                                           -       129,290
  Net proceeds from issuance of preferred and common stock                          220,000       397,554
                                                                                 ----------    ----------
             Net cash provided by financing activities                              210,954       514,997
                                                                                 ----------    ----------

Net decrease in cash                                                               (539,681)      (10,749)
Cash, beginning of period                                                         1,318,272        19,189
                                                                                 ----------    ----------
Cash, end of period                                                              $  778,591    $    8,440
                                                                                 ==========    ==========
Supplemental disclosures of cash flow information:
  Interest paid                                                                  $    3,696    $    6,172
Supplemental disclosures of non-cash financing activities:
  Conversion of convertible preferred stock into 1,044,000
   shares of common stock                                                                 -       543,750
  Recapitalization transactions accounted for similar to reverse acquisition                        1,535

                            See accompanying notes.

              BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001
                                  (Unaudited)

NOTE A - Basis of Presentation

  The accompanying unaudited consolidated financial statements at June 30, 2001 include the accounts of BBJ Environmental Technologies, Inc. and its subsidiary, BBJ Environmental Solutions, Inc. (acquired on June 1, 2000); and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of June 30, 2001 and results of operations and cash flows for the three and six months ended June 30, 2001 and 2000. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. For further information and a current discussion of the Company's financial condition as of December 31, 2000, references should be made to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000, which was previously filed in March 2001. The consolidated companies are collectively referred to herein as "BBJ" or the "Company". All significant inter-company accounts and transactions have been eliminated.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
---------------------

  During the three and six months ended June 30, 2001, BBJ generated revenues from product sales of $84,258 and $140,262, respectively, compared to $133,791 and $205,096 for the three and six months ended June 30, 2000, respectively. The decreases were due primarily to the implementation of a sales and marketing strategy to develop strategic channel partner relationships with national companies to expand product distribution and promotion versus direct selling. In June 2001, the Company hired a Director of Sales as well as Divisional Managers for the residential and food industry markets to initiate this change in the Company's sales and marketing strategy. In addition, the current slowdown in the economy, mild cooling season to date, and carry-over inventory by HVAC distributors have also adversely effected the Company's revenues in 2001.

  Total operating expenses increased to $412,270 and $830,697 for the three and six months ended June 30, 2001, respectively, from $305,305 and $600,694 for the three and six months ended June 30, 2000, respectively. The increases were due primarily to costs associated with the recapitalization of the Company, development of product literature, creation of advertising and promotional materials, consulting services and marketing and public relation expenses. For the three and six months ended June 30, 2001, the Company incurred a net loss of $356,457 and $744,916, respectively, compared to a net loss of $197,369 and $445,738 for the same periods in 2000. Operating expenses are expected to increase significantly in future periods as we develop a sales and marketing organization and advertise our products to certain distribution channels to increase sales in future periods.

  As a result of financing in November and December 2000, the Company began developing last quarter its sales and marketing organization as well as its
marketing, advertising, and promotional materials.    As the Company moves
forward, management believes BBJ can fully implement its business plan by doing the following: increase sales through the development of new sales and marketing plan using strategic channel partners, distribute its promotional materials, begin advertising and public relations campaign, participate in trade shows/organization memberships, and complete current research, product development and studies currently underway.

Liquidity and Capital Resources
-------------------------------

  As of June 30, 2001, the Company had net stockholders' equity of $904,349, accumulated deficit of $3,261,011 and working capital of $794,372. During the six months ended June 30, 2001 and June 30, 2000, the net cash used in operating activities was $742,926 and $469,099, respectively. This was primarily a result of losses incurred by the Company during those periods. During the six months ended June 30, 2001 and June 30, 2000, net cash used in investing activities was $7,709 and $56,647, respectively. During the six months ended June 30, 2001 and June 30, 2000, net cash flows from financing activities amounted to $210,954 and $514,997, respectively. For the six months ended June 30, 2001, cash was provided from the sale of capital stock through the exercise of a stock option. During the six months ended June 30, 2000, cash was provided from the sale of capital stock and cash advances from stockholders partially offset by payments made to recapitalize the Company and payments on bank loans and capital leases.

     In November and December 2000, the Company received $2,103,000 in cash through subscription agreements of our common stock from various overseas banks. We sold 2,804,000 shares of our common stock at a cash purchase price of $.75 per share. The investors in this private placement also received the right to name two members of our board of directors. In the event that our revenues for the period November 1, 2000 through October 30, 2001 is less than $1,667,075, the purchase price is subject to proportionate adjustment down to a minimum of $.375 per share. Management believes that the funds received from this financing together with funds anticipated to be received from operations will be sufficient to finance our liquidity and capital resource needs on a short term and long term basis over a period of at least the next 12 months.

Certain Financing Transactions
------------------------------

  In May 2001, the Company received $225,000 through an option exercise of its common stock. The Company sold 600,000 shares of common stock, par value $.001 per share, at a cash purchase price of $.375 per share. As a result of the foregoing transactions, the Company currently has 18,192,578 shares issued and outstanding.

                         PART  II - OTHER  INFORMATION

Item 1.  Legal Proceedings:  None
         ------------------

Item 2.  Changes in Securities:   None, except as described under certain
         ----------------------
financing transcations

Item 3.  Defaults Upon Senior Securities:  None
         -------------------------------

Item 4.  Submissions of Matters to a Vote of Security Holders:
         ----------------------------------------------------

  On May 15, 2001, the Company's stockholders, by majority consent at the annual shareholder meeting, approved (a) the election of BBJ's appointed nominees, namely Robert G. Baker, Chief Executive Officer of BBJ, Jerry V. Schinella, President of BBJ, Michael J. Gordon, Vice President of BBJ, Frank P. Ragano, Rebecca F. Walter, Olivier d'Auriol and Jean Caillet as directors of the Company to serve in such capacity until their successors are elected and shall qualify;
(b) the selection of Kirkland, Russ, Murphy & Tapp as the Company's independent auditors for the upcoming fiscal year; (c) a Restated and Amended Articles of Incorporation to increase the authorized number of shares of Common Stock from 25,000,000 shares, $.001 par value, to 50,000,000 shares, $.001 par value; and
the filing of a certificate of restated and amended article of incorporation with the Secretary of State of the State of Nevada; and (d) the Company's 2000 Employee Benefit and Consulting Services Compensation Plan, dated November 16, 2000, covering 8,000,000 shares of Common Stock, $.001 par value.

Item 5.  Other Information:
         -----------------

  On April 3, 2001, a Definitive Schedule 14A Proxy Statement was filed with the SEC and subsequently proxy material was mailed on April 11, 2001 to stockholders of record at the close of business on April 10, 2001. The Annual Meetings of Shareholders was held at the Radisson Hotel, Tampa at Sabal Park on May 15, 2001.

  In May 2001, the Company's Common Stock was approved for quotation of the Company's Common Stock on the OTC Electronic Bulletin Board under the proposed symbol "BBJE."

  On May 15, 2001, all seven members of the Board of Directors were each granted 40,000 options under the BBJ Plan eligible to purchase shares at an exercise price of $1.25 per share.

  On May 15, 2001, the Board of Directors established a written charter for the Audit Committee. The Audit Committee currently consists of three directors of the Board, a majority of whom are not employees of the Company. The Board has reviewed the members of the Audit Committee which currently consists of Rebecca
F. Walter, as its Chairman, and Jean Caillet and Jerry Schinella as its members and the Board has determined a majority of the Audit Committee to be independent as defined in Rule 4200(a)(14) of the NASD's Listing Standards.

  On June 5, 2001, BBJ Environmental Technologies filed a Registration Statement on Form S-8 with the Securities and Exchange Commission to register the issuance of up to 8,000,000 shares of BBJ Environmental Technologies Common Stock pursuant to its 2000 Employee Benefit and Consulting Service Compensation Plan.

  On June 15, 2001, Robert G. Baker, Jerry V. Schinella and Michael J. Gordon sold through private transactions 150,000 shares, 150,000 shares and 150,000 shares, respectively, at a purchase price of $1.00 per share to a private company.

  On June 28, 2001, the option holders in BBJ Environmental Solutions, Inc. exchanged and terminated their BBJ Environmental Solutions options totaling 1,928,744 shares and received in return substantially the same options of BBJ Environmental Technologies, except that the number of new options was twice the original number of options and the expiration date was extended to May 15, 2006. The exercise price(s) remained identical to the exercise price(s) contained in the original options of BBJ Environmental Solutions, which range from $1.00 to $2.00. In addition, the vesting schedule, if applicable, remained unchanged in the new options.

Item 6.  Exhibits and Reports on Form 8-K:
         ---------------------------------

(a)      Exhibits

     Exhibit No.    Description
     -----------    -----------

         3.1 Amended and Restated Articles of Incorporation as filed with the Secretary of State of the State of Nevada on June 19, 2001.*

         3.2 Amendment to Certification of Designation of Series C Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on June 20, 2001.* Filed to remove the designation of the Series C preferred stock.

         3.3 By-Laws of the Registrant (incorporated by reference to Registration Statement on Form S-1, file Number 33-34200, previously filed with the Commission).

         10.1 Facility lease and Amendment No.1 (incorporated by reference to Form 10-KSB of the Registrant for the year ended December 31, 2000).

         11.1 Statement re: computation of per share earnings (See Consolidated Statements of Operations and Note D in the Notes to Consolidated Financial Statements).

         99.1       2000 Employee Benefit and Consulting Services Compensation
                    Plan.*

______________________
     * Filed herewith.

(b)      Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended June 30, 2001

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.


Dated:  August 10, 2001               /s/ Robert G. Baker
                                      ------------------------------------------
                                      Robert G. Baker, Chairman and Director


                                      /s/ Jerry V. Schinella
                                      ------------------------------------------
                                      Jerry V. Schinella, President and Director