Form 10QSB
period 2001-09-30
BBJ ENVIRONMENTAL TECHNOLOGIES INC
filed 2001-11-09
CIK 839439

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 30, 2001

   [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ____________ to _______________

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 8, 2001, there were 20,996,578 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [_]  No [X]

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.
                                      INDEX


PART  I.      FINANCIAL  INFORMATION                                        Page
                                                                            ----

 Item 1.  Financial Statements

          Consolidated Balance Sheets as of September 30, 2001
               (Unaudited) and December 31, 2000                             3

          Consolidated Statements of Operations   (Unaudited) for
               the Three and Nine Months ended September 30, 2001
               and September 30, 2000                                        4

          Consolidated Statements of Cash Flows (Unaudited) for the
               Nine Months ended September 30, 2001 and September
               30, 2000                                                     5-6

          Notes to Consolidated Financial Statements (Unaudited)            7-8

 Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          9-10

PART  II.     OTHER  INFORMATION

 Item 1.  Legal Proceedings                                                  11

 Item 2.  Changes in Securities                                              11

 Item 3.  Defaults Upon Senior Securities                                    11

 Item 4.  Submission of Matters to a Vote of Security Holders                11

 Item 5.  Other Information                                                  11

 Item 6.  Exhibits and Reports on Form 8-K                                   11

SIGNATURE  PAGE                                                              12

               BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                               (Unaudited)
                                                               September 30,       Dec. 31,
                                                                   2001              2000
                                                               -------------     -----------
ASSETS
Current assets:
     Cash                                                       $   428,283      $ 1,318,272
     Accounts receivable                                             68,880           28,578
     Inventory                                                       30,623           25,045
                                                                -----------      -----------
         Total current assets                                       527,786        1,371,895

Property and equipment, net                                          93,038          113,823
Security deposits                                                    14,614           14,614
                                                                -----------      -----------
                                                                $   635,438      $ 1,500,332
                                                                ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                      $    11,287      $    34,142
     Current portion of capital lease obligations                    21,664           21,664
                                                                -----------      -----------
                  Total current liabilities                          32,951           55,806
Capital lease obligations, less current portion                       1,575           15,261
                                                                -----------      -----------
                  Total liabilities                                  34,526           71,067
                                                                -----------      -----------

Stockholders' equity:
     Preferred stock, $1.00 par value; 5,000,000 shares
        authorized; none issued and  outstanding                       --               --
     Common stock, $.001 par value; 50,000,000 shares
        authorized; 18,192,578 and 17,592,578 shares issued
        and outstanding, respectively                                18,193           17,593
     Additional paid-in capital                                   4,147,167        3,927,767
     Accumulated deficit                                         (3,564,448)      (2,516,095)
                                                                -----------      -----------
         Net stockholders' equity                                   600,912        1,429,265
                                                                -----------      -----------
                                                                $   635,438      $ 1,500,332
                                                                ===========      ===========

                             See accompanying notes.

               BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                        Three Months Ended Sept 30,         Nine Months Ended Sept 30,
                                          2001              2000              2001              2000
                                      ------------      ------------      ------------      ------------
Sales, net                            $    106,374      $     93,245      $    246,636      $    298,340
Cost of sales                               33,689            17,125            88,170            67,265
                                      ------------      ------------      ------------      ------------
         Gross margin                       72,685            76,120           158,466           231,075
                                      ------------      ------------      ------------      ------------
Operating Expenses:
     Sales and marketing                   222,476           210,866           712,945           489,155
     General and administrative            120,635           125,315           381,424           396,573
     Research and development               33,011            22,080           112,450            73,228
                                      ------------      ------------      ------------      ------------
         Total operating expenses          376,122           358,261         1,206,819           958,956
                                      ------------      ------------      ------------      ------------
Net loss                              $   (303,437)     $   (282,141)     $ (1,048,353)     $   (727,881)
                                      ============      ============      ============      ============

Net loss per share                    $      (0.02)     $      (0.02)     $      (0.06)     $      (0.06)
                                      ============      ============      ============      ============
Weighted Average Shares
     Outstanding                        18,192,578        14,045,666        17,927,000        12,497,000
                                      ============      ============      ============      ============


                             See accompanying notes.

               BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  Nine Months Ended Sept 30,
                                                                    2001             2000
                                                                -----------      -----------
Cash flows from operating activities:
Net loss                                                        $(1,048,353)     $  (727,881)
Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation                                                  30,098           25,512
       Changes in current assets and liabilities:
         Accounts receivable                                        (40,302)           9,079
         Inventory                                                   (5,578)         (16,223)
         Accounts payable and accrued expenses                       22,855           27,879
                                                                -----------      -----------
                  Net cash used in operating activities          (1,086,990)        (681,634)
                                                                -----------      -----------

Cash flows from investing activities:
     Purchase of property and equipment                              (9,313)         (48,443)
     Security deposits                                                 --            (10,196)
                                                                -----------      -----------
                  Net cash used in investing activities              (9,313)         (58,639)
                                                                -----------      -----------

Cash flows from financing activities:
     Proceeds from bank loans                                          --             79,084
     Principal payments on bank loans and capital leases            (13,686)         (18,067)
     Proceeds from cash advances from stockholders                     --            275,790
     Net proceeds from issuance of common stock                     220,000          392,554
                                                                -----------      -----------
                  Net cash provided by financing activities         206,314          729,361
                                                                -----------      -----------

               BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY

                                   (Unaudited)

                                                                     Nine Months Ended Sept 30,
                                                                       2001             2000
                                                                   -----------      -----------
Net in cash                                                           (889,989)         (10,912)

Cash, beginning of period                                            1,318,272           19,189
                                                                   -----------      -----------

Cash, end of period                                                $   428,283      $     8,277
                                                                   ===========      ===========

Supplemental disclosures of cash flow information:

     Interest paid                                                 $     5,826      $     9,987

Supplemental disclosures of non-cash financing activities:

     Conversion of convertible preferred stock into 1,044,000
       shares of common stock                                             --            543,750
     Recapitalization transactions accounted for similar to
       reverse acquisition                                                --              1,535
     Conversion of cash advances from stockholders to
       convertible debenture                                              --            164,290
     Conversion of accrued interest and consulting services to
       convertible debenture                                              --              7,452



                             See accompanying notes.

               BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

NOTE A - Basis of Presentation

     The accompanying unaudited consolidated financial statements at September 30, 2001 include the accounts of BBJ Environmental Technologies, Inc. (the "Company") and its subsidiary, BBJ Environmental Solutions, Inc. (acquired on June 1, 2000); and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of September 30, 2001 and results of operations for the three and nine months ended September 30, 2001 and 2000. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. For further information and a current discussion of the Company's financial condition as of December 31, 2000, references should be made to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000, which was previously filed in March 2001. The consolidated companies are collectively referred to herein as "BBJ" or the "Company". All significant inter-company accounts and transactions have been eliminated.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     During the three and nine months ended September 30, 2001, BBJ generated revenues from product sales of $106,374 and $246,636, respectively, compared to $93,245 and $298,340 for the three and nine months ended September 30, 2000, respectively. The decrease for the nine months ended September 30, 2001 compared to the same period in the previous year was due primarily to the current slowdown in the economy, mild cooling season to date, and carry-over inventory by HVAC/R distributors. In June 2001, the Company hired a Director of Sales as well as a Divisional Manager for the residential market to initiate a change in the Company's sales and marketing strategy to develop relationships with manufacturer's representatives to expand product distribution and promotion through HVAC/R wholesalers versus direct selling. In September 2001, the Company hired two Business Development Managers to help sell and educate the need for preventative maintenance in the food and healthcare industries. In addition, the recent bio-terrorism anthrax attacks has also increased the public's awareness of the importance of maintaining clean heating, ventilation and air conditioning systems in order to not only improve indoor air quality but to prevent the systems from becoming a breeding ground for bacteria, mold and fungi to germinate and grow.

     Total operating expenses increased to $376,122 and $1,206,819 for the three and nine months ended September 30, 2001, respectively, from $358,261 and $958,956 for the three and nine months ended September 30, 2000, respectively. The increases were due primarily to costs associated with the development of product literature, creation of advertising and promotional materials, consulting services and marketing and public relation expenses. For the three and nine months ended September 30, 2001, the Company incurred a net loss of $303,437 and $1,048,353, respectively, compared to a net loss of $282,141 and $727,881 for the same periods in 2000. Operating expenses are expected to increase significantly in future periods as we develop a sales and marketing organization and promote our products to certain distribution channels to increase sales in future periods.

     As a result of financing in November and December 2000, the Company began developing its sales and marketing organization as well as its marketing, advertising, and promotional materials. As the Company moves forward, management believes BBJ can fully implement its business plan by doing the following: increase sales through the development of new sales and marketing plan using HVAC/R wholesale distributors in its residential division and strategic channel partners in its commercial division, distribute its promotional materials, begin advertising and public relations campaign, participate in trade shows/organization memberships, and complete current research, product development and studies currently underway.

Liquidity and Capital Resources
-------------------------------

     As of September 30, 2001, the Company had net stockholders' equity of $600,912, accumulated deficit of $3,564,448 and working capital of $494,835. During the nine months ended September 30, 2001 and September 30, 2000, the net cash used in operating activities was $1,086,990 and $681,634, respectively. This was primarily a result of losses incurred by the Company during those periods. During the nine months ended September 30, 2001 and September 30, 2000, net cash used in investing activities to purchase office, production and lab equipment was $9,313 and $58,639, respectively. During the nine months ended September 30, 2001 and September 30, 2000, net cash flows from financing activities amounted to $206,314 and $729,361, respectively. For the nine months ended September 30, 2001, cash was provided from the sale of capital stock through the exercise of a stock option. During the nine months ended September 30, 2000, cash was provided from the sale of capital stock and cash advances from stockholders partially offset by payments made to recapitalize the Company and payments on bank loans and capital leases.

     In November and December 2000, the Company received $2,103,000 in cash through subscription agreements of the Company's common stock from various overseas banks. The Company sold 2,804,000 shares of the Company's common stock at a cash purchase price of $.75 per share. The investors in this private placement also received the right to name two members to the Company's board of directors. Due to the event that the Company's revenues for the period November 1, 2000 through October 30, 2001 was less than $1,667,075, an additional 2,804,000 shares of the Company's common stock was issued so that the purchase price was adjusted down to $.375 per share. The Company will likely require additional financing commencing in January 2002 of an estimated $100,000 per month beyond the Company's existing working capital and the funds anticipated to be received from operations to finance the Company's liquidity and capital resource needs until such time as the Company can generate sufficient revenues to support its operations. While the Company is attempting to obtain financing, no assurances can be given that such financing will be available in the amount required or, if available, that it will be on terms satisfactory to the Company.

Certain Financing Transactions

     In November 2000, the Company sold through subscription agreements 2,804,000 restricted shares of its Common Stock at a purchase price of $.75 per share to various overseas banks. The investors in this private placement also received the right to name two members to the Company's Board of Directors. Due to the event that the Company's revenues for the period November 1, 2000 through October 30, 2001 was less than $1,667,075, the purchase price was adjusted down to $.375 per share. On November 1, 2001, the Company made an original issuance of 2,804,000 restricted shares to adjust downward the purchase price of the shares to $.375 per share.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings:  None

Item 2.  Changes in Securities:   None, except as described under certain
                                  financing transactions

Item 3.  Defaults Upon Senior Securities:  None

Item 4.  Submissions of Matters to a Vote of Security Holders:  None

Item 5.  Other Information:  None

Item 6.  Exhibits and Reports on Form 8-K:

(a)      Exhibits

       Exhibit No.  Description
       -----------  -----------

           3.1 Amended and Restated Articles of Incorporation as filed with the Secretary of State of the State of Nevada on June 19, 2001 (incorporated by reference to Form 10-QSB for the quarter ended June 30, 2001).

           3.2 Amendment to Certification of Designation of Series C Convertible Preferred Stock as filed with the Secretary of State of the State of Nevada on June 20, 2001. Filed to remove the designation of the Series C preferred stock (incorporated by reference to Form 10-QSB for the quarter ended June 30, 2001).

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

          99.1 2000 Employee Benefit and Consulting Services Compensation Plan (incorporated by reference to Form 10-QSB for the quarter ended June 30, 2001).
----------

(b)      Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended September 30, 2001

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       BBJ ENVIRONMENTAL TECHNOLOGIES, INC.


Dated:  November 8, 2001               /s/ Robert G. Baker
                                       -----------------------------------------
                                       Robert G. Baker, Chairman and CEO


                                       /s/ Jerry V. Schinella
                                       -----------------------------------------
                                       Jerry V. Schinella, President and COO