Form 10KSB40
period 2001-12-31
BBJ ENVIRONMENTAL TECHNOLOGIES INC
filed 2002-03-29
CIK 839439

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 2001
                   -------------------------------------------

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

Commission File Number: 0-24016
-------------------------------

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.
                      ------------------------------------
             (Exact name of Registrant as specified in its charter)

            Nevada                                      13-3476854
-----------------------------------          -------------------------------
(State of jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                      Identification Number)

6802 Citicorp Blvd., Suite 500
Tampa, Florida                                            33619
-----------------------------------------              ------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number,
including area code:
                                 (813) 622-8550
                                 --------------

Securities registered pursuant to Section 12(b) of the Act:

                                      None

--------------------------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.001 Par Value
--------------------------------------------------------------------------------

                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  X . No    .
                                              ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB [x].

     The number of shares outstanding of the issuer's Common Stock, as of March 15, 2002, was 22,396,578.

                                     PART I

Item 1. General
------- -------

     BBJ Environmental Technologies, Inc., a Nevada corporation established in 1988, is a holding company which owns 100% of BBJ Environmental Solutions, Inc., a Florida corporation established in 1993. BBJ Environmental Technologies acquired BBJ Environmental Solutions effective June 2000 pursuant to an Agreement and Plan of Reorganization as described under "Item 12." Our prior business operations were terminated in September 1996, at which time we began a period of inactivity until our acquisition of BBJ Environmental Solutions.

     BBJ Environmental Solutions develops, manufactures, and markets products and devices that control contamination and air pollution in heating, ventilation, air-conditioning, and refrigeration systems of homes offices, health care facilities, schools, and public buildings. Consequently, our products are highly effective in promoting good indoor air quality and indoor environment quality. Management believes that our leading product, BBJ MicroBiocide(R), is one of only a few products specifically registered by the U.S. Environmental Protection Agency for the control of bacterial and algae growth in air-conditioning systems.

Recent Developments
-------------------

     In June 2001, we hired a Director of Sales to initiate a change in our sales and marketing strategy to:

     . Redirect the field sales organization to develop relationships with Heating, Ventilation, Air-Conditioning and Refrigeration ("HVAC/R") wholesalers for product distribution and promotion;

     . Develop relationships with industry manufacturer representatives to assist with product sales to HVAC/R distribution channels; and

     . Create industry demand for indoor air quality products through education of indoor air quality and the importance of preventative maintenance to prevent the systems from becoming a breeding ground for bacteria, mold and fungi to germinate and grow.

     Prior to July 2001, our sales organization primarily focused on strategic channel partners and direct selling while we utilized manufacturer representatives to sell to HVAC/R wholesalers. At that time, we had only one manufacturing representative promoting our product line in Florida and we were only in a handful of the over 4,000 wholesale distributor locations that sell to the HVAC/R contractors. Beginning in the fourth quarter of 2001, we dramatically improved our presence through the HVAC/R wholesale distributor. As of March 15, 2002, we have seven field sales personnel and eight manufacturing representatives covering 22 states and our product line is being sold in over 200 wholesale locations through a number of regional and national wholesale distributors, such as: Johnstone Supplies, Trane, Lennox, Comfortmakers, CC Dickson, Tropic, Victors and Young Supplies. Management believes that these efforts to increase sales will begin to be realized in the first quarter of 2002 and thereafter in subsequent quarters for the foreseeable future.

Development of BBJ Environmental Solutions, Inc.
------------------------------------------------

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

The Market for Indoor Air Quality
---------------------------------

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

The Heating, Ventilation and Air-Conditioning Industry
------------------------------------------------------

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

The Refrigeration Industry
--------------------------

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

The BBJ Solution to Indoor Air Quality
--------------------------------------

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

Description of Products Competitive Strengths and Strategy
----------------------------------------------------------

     Our existing products include the following:

     MicroCoil Clean(R) (Detergent Based Industrial Cleaner) - Removes built-up dirt and debris safely without damaging surfaces where applied. The coil cleaner has great cleaning activity yet it is safe enough to wash your hands in. It does not etch the coil fins and will not damage carpeting or furnishings, if accidentally spilled.

     PowerCoil Clean(R) is a non-caustic, non-corrosive heavy duty coil cleaner that safely cleans and deodorizes evaporator coils, condenser coils, heating coils, window units, air filters, blowers, and other dirty HVAC/R components without damaging metal surfaces.

     BBJ MicroBiocide(R) (Growth Prevention) - Specifically registered by U.S. Environmental Protection Agency for use in air-conditioning and refrigeration systems to control bacterial and algal growth. It destroys active microbial growth and inhibits future growth for as long as six months. This product is to be applied after cleaning the coils with Micro Coil Clean(R) or Power Coil Clean(R).

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

     BBJ Spray Disinfectant/Cleaner(TM) - Disinfectant cleaner product designed to kill and clean infection and disease-causing organisms on environmental surfaces, including external portions of heating, ventilation, and air conditions systems.

     BBJ Mold and Mildew Remover Disinfectant/Cleaner(TM) - specifically formulated to clean and disinfect walls, floors, and other surfaces where mold and mildew grow.

Micro Coil Clean(R)

     Micro Coil Clean(R) is a detergent-based, biodegradable industrial and residential surface cleaner specially formulated for preventative maintenance use on HVAC/R coils. The Micro Coil Clean(R) formula is a company trade secret. It is distinguished from other such cleaners in that it is free from the properties that make many competing products harmful to users, hard on equipment, damaging to the environment, and a potential source of air contamination that their use attempts to prevent.

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

Power Coil Clean(R)

     Power Coil Clean(R), with BBJ Enviro-Gard(R), is a non-caustic, non-corrosive heavy duty coil cleaner that safely cleans and deodorizes evaporator coils, condenser coils, heating coils, window units, air filters, blowers, and other dirty HVAC/R components without damaging metal surfaces. BBJ Enviro-Gard(R) is an encapsulation control agent that regulates the proven cleaning power of ammonium bifluoride without damaging metal surfaces or generating harmful byproducts. This revolutionary patented technology allows Power Coil Clean(R) to clean like an acid, but without damaging the equipment.

     Power Coil Clean(R) removes stubborn dirt and other deposits on heating, ventilation, air-conditioning and refrigeration coils. This buildup on coils causes reduced system efficiency as it interferes with the heat transfer process of the heating, ventilation, air-conditioning and refrigeration unit. With its special fast, penetrating action, Power Coil Clean(R) gets to hard to reach places by cutting through the toughest dirt and grime. Although it leaves coils clean and shiny, its patented formula is safe and non-corrosive on all metals, including aluminum, copper and iron. Power Coil Clean(R) also will not stain or bleach materials or fabrics. Many acid and alkaline cleaners on the market today clean in part by causing a chemical reaction between the cleaner and the metal that destroys the surface of the metal. This type of chemical reaction damages coils causing system inefficiency and failure. Tests have shown that up to 90 percent of the weight of aluminum coil stock is lost by soaking in these types of cleaners for as little as four hours. Power Coil Clean(R) has the same powerful cleaning action, but without the damaging effects of these cleaners.

BBJ MicroBiocide(R)

     BBJ MicroBiocide(R), is specifically registered with the U.S. Environmental Protection Agency for heating, ventilation, air conditioning and refrigeration systems, and is highly effective in preventing or inhibiting the growth of active microorganisms such as bacteria, algae, mold and other fungi that grow in heating, ventilation, air-conditioning and refrigeration systems for months at a time. Although BBJ MicroBiocide(R) effectively kills these microorganisms upon application, what makes this product unique is its ability to make that same treated surface uninhabitable to future microbial growth for months at a time. The product is economical to use and does not require highly trained applicators or complex procedures. Consequently, it is attractive to heating, ventilation, air-conditioning and refrigeration contractors and building owners who utilize their own maintenance technicians. BBJ MicroBiocide(R) is sold as a two component package that the user mixes before use. One bottle contains the BBJ MicroBiocide(R) diluent and the other bottle contains the activator crystals. The product is highly concentrated. Following the mixing instructions for the activator crystals and the diluent, the product is diluted at the rate of three ounces of concentrate per gallon of tap water. This contributes to the economical use because a large supply can be shipped long distances at a low cost. BBJ MicroBiocide(R) is also sold under the Nalco Diversified Technologies label as Coil Clear. We are in discussions with several companies who have also expressed an interest in private labeling BBJ MicroBiocide(R). We can provide no assurances that these discussions will result in contracts.

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

BBJ Spray Disinfectant/Cleaner(TM)

     BBJ Spray Disinfectant/Cleaner(TM) is a hospital strength disinfectant/cleaner product designed to kill disease-causing organisms such as tuberculosis bacillus, Hepatitus B, viruses such as Aids, and Herpes, bacteria, and fungi. BBJ Spray(TM) is fully registered with the U.S. Environmental Protection Agency. The product is designed and manufactured for full-strength use on surfaces, walls, floors, bathrooms and kitchens. It is effective against the control of both disease and odor causing organisms. The product is low in toxicity, mild to the skin, and has a light, pleasing fragrance. This is an advantage because many disinfectant formulations utilize harsh chemicals that are corrosive, irritating to the skin, and give off pungent odors. Although BBJ Spray(TM) is a mild disinfectant, the product exhibits excellent cleaning and germ control ability.

BBJ Mold and Mildew Remover(TM) Disinfectant/Cleaner

     BBJ Mold and Mildew Remover Disinfectant/Cleaner(TM) combines the germ killing ability of a disinfectant with a cleaning agent to remove harmful mold and mildew. It disinfects and cleans hard, non-porous, inanimate environmental surfaces such as air-conditioning vents, grilles, diffusers and other hard surfaces where microbial contamination may accumulate. BBJ Mold and Mildew Remover(TM) is highly effective against a broad range of disease causing organisms, yet harmless to equipment. BBJ Mold and Mildew Remover(TM) is convenient and mild to use without any damaging side effects. Its light citrus scent dissipates rapidly making it a pleasure to use. It will not stain or blemish most fabrics.

     BBJ Mold and Mildew Remover(TM) was developed as a companion product for the heating, ventilation and air conditioning market. Service technicians often encounter unsightly growths of fungi and mold on supply grills and adjacent surfaces. Not only do these stains detract from the appearance of the facility, they can cause recontamination of the air-conditioning system following cleaning unless properly eliminated. BBJ Mold and Mildew Remover(TM) was developed to kill and remove these troublesome organisms. It is ideal for and disinfecting exterior system surfaces, internal system surfaces to be treated and rinsed off, and areas where a "knock down" of contamination is necessary before starting work. It is also handy to assure contamination is not moved from job to job by spraying tools, shoes, gloves, etc.

Competitive Strengths
---------------------

     Management believes that we have a combination of strengths that positions us as a leading provider of indoor air quality, indoor environmental quality and heating ventilation and air conditioning hygiene products and services. These competitive advantages are as follows:

     . Reputation. We have established a reputation for quality products that provide solutions for indoor air quality problems, indoor environment quality problems and heating, ventilation and air-conditioning hygiene.

     . Commitment to Product Innovation and Technological Leadership. Throughout our history, management has dedicated substantial resources to our research and development and product innovation. We pioneered the introduction of the first U.S. Environmental Protection Agency registered antimicrobial to be used in controlling bacteria and other growth in the heating, ventilation and air conditioning system.

     . EPA Registration. Manufacturers developing new formulations will have to undergo a time consuming U.S. Environmental Protection Agency process, which normally takes two years or more.

     . Research and Development. Mr. Robert Baker, our Chief Executive Officer, is well known in indoor air quality research and heating, ventilation, air conditioning science. He is on the Board of Directors of the Air Care Division of the Consumer Specialties Products Association (CSPA) and chairs its IAQ committee. He serves as a member of several Technical Committees of the American Society of Refrigeration and Air-conditioning Engineers (ASHRAE) and is a member of the IAQ committee of ASTM.

Strategy
--------

     Our objective is to be a leading provider of indoor air quality, indoor environmental quality and heating, ventilation and air conditioning hygiene products and services. The key elements of our strategy to accomplish this objective include the following:

     . Enhance Consumer Awareness. We intend to further establish our brand name recognition through public relations and mass market advertising.

     . Expand Awareness in the Heating, Ventilation and Air Conditioning Industry. We will continue to work with heating, ventilation, air conditioning and refrigeration contractors, dealers, wholesalers, original equipment manufactures, and service companies to promote indoor air quality, indoor environmental quality and heating ventilation and air conditioning hygiene services. We will advertise in trade publications and attend trade shows.

     . Expand Awareness in the Medical Community. The medical profession has already acknowledged the benefits of our products. We will continue to seek the endorsements of medical professionals, with an emphasis toward asthma and allergy physicians.

     . Continue to Develop New Indoor Air Quality Products. We are currently developing several new products.

     . Expand Distribution System. We will continue to focus on expanding distribution through heating, ventilation and air conditioning contractors, wholesalers and dealers, maintenance service providers, refrigeration wholesalers, dealers, and contractors.

     . Penetrate Industrial/Commercial Refrigeration Industry. Significant users of high-capacity industrial refrigeration units exist in the food processing, sales, and distribution industry. These users are extremely concerned with bio-contamination of their product and consequently are prime candidates for the sale of coil cleaner and biocide products for use on their refrigeration coils.

     . Promote Cross Selling. We will promote cross selling of our products as a preventative maintenance solution and encourage heating, ventilation, air conditioning and refrigeration service providers to leverage this solution into an ongoing source of revenues. Users benefit from the reduced system performance deterioration resulting from the prevention of micro-organisms generating a biofilm that attracts dust thereby restricting heat transfer and organic compounds that attack cooling coil metals. Emphasizing these benefits will also enhance the attractiveness of the product to the building owner and maintenance organizations.

Manufacturing
-------------

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

Purchasing
----------

     We rely on various suppliers to furnish the raw materials and components used in the manufacturing of our products. Management believes that there are alternative suppliers for all of the key raw material and component needs.

Marketing Orientation
---------------------

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

     To further our image and promote our product line, we have engaged outside marketing communications advisors to develop our product brochures, advertising sheets and some product public relations.

Sales Strategy
--------------

     Our primary sales focus is to distribute our products through established national and regional wholesale distributors in the heating, ventilation, air conditioning and refrigeration industry. Our strategy is to gain entry into these distributors through a combination of our own outside sales force and manufacturer's representative companies that have already penetrated them with an experienced and well-trained sales force. Our manufacturer's representatives are independent sales representatives that sell our products, as well as other manufacturer's products, to heating, ventilation, and air-conditioning distributors.

Heating, Ventilation, and Air-Conditioning Distributors
-------------------------------------------------------

     The heating, ventilation, and air-conditioning ("HVAC") contractors who serve the majority of residential and commercial customers buy most of their parts and supplies from local heating, ventilation, and air-conditioning distributors. Such distributors range from small single location companies to huge national chains. To be successful in moving products through these outlets, our regional managers and manufacturer's representatives spend a significant amount of time and effort helping distributors sell our products and training sessions for distributor employees and heating, ventilation, and air-conditioning contractors. See "Recent Developments."

Heating, Ventilation, and Air-Conditioning Contractors/Dealers
--------------------------------------------------------------

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

Residential and Commercial Customers
------------------------------------

     Residential customers consist of all homeowners that have heating, ventilation and air conditioning systems installed. Commercial customers are building owners or maintenance technicians who purchase heating, ventilation, air-conditioning and refrigeration products or service for the facility. These facilities consist of hospitals, hotels, schools, government entities, food processing plants, small and large businesses, and any other type of commercial facility. In instances where the facility is large enough to have its own maintenance department, they will buy directly for a HVAC distributor or strategic channel partner. These consumers are becoming increasingly aware of the problems associated with poor indoor air quality and are taking active roles in seeking a solution.

Strategic Channel Partners
--------------------------

     Although our distribution strategy focuses primarily on HVAC distributors, we also use strategic channel partners of indoor air quality, indoor environment quality, and heating, ventilation, and air-conditioning hygiene products to penetrate niche markets. Strategic channel partners distribute our brand line or their private label line. The characteristics of a strategic channel partners is a company that:

     .    Buys and resells our products,

     . Has a good reputation in market assigned segment (preferably a market leader),

     .    Has a strong presence with users in market segment,

     . Outside sales force, telemarketing sales force, and/or e-commerce capability,

     .    Carries inventory and finances receivables, and

     .    Orders more than $ 25,000 net sales per year

     Major strategic channel partners that have had success in representing our products include Abatement Technologies, AAF International, Nalco Diversified Technologies, Inc. and Mustang Engineering. During the past three years, no customer accounted for more than 10% of our revenues except for Nalco Diversified Technologies (17%) and Johnstone Supplies (11%) in 2001, Nalco Diversified Technologies (29%), Purolator (14%) and Sears Home Central (11%) in 2000, and

Abatement Technologies (10%), Nalco Diversified Technologies (25%) and Sears HomeCentral (12%) for fiscal 1999.

Other Markets
-------------

     Air Duct and Automobile MicroBiocide: The growth of fungi in air ducts is a major problem in both homes and public buildings. EPA has not registered any products for use in ducts. During the past two years, EPA enforcement inspectors have removed a number of products from the market that have made improper claims for use in ducts. Therefore, there is a huge unfilled demand for such a product. We have developed a product that works extremely well in this application. BBJ and the College of Public Health at the University of South Florida commenced on January 25, 1999, a study to test a new antimicrobial product for all ductwork materials. We developed the study method in conjunction with the EPA over three years. The completed study was submitted to the EPA in late 2001. This study developed data that allows important additional claims for use of this product on air duct surfaces as well as for use in automobiles. Allergy and asthma physicians, in particular, have inquired on behalf of their patients for a product for automobiles. Existing customers have projected that sales of such a product could exceed the level of sales for all other BBJ products.

     Automated Clean-in-Place: BBJ Environmental Solutions has produced a innovative new technology. It is currently in a patent pending status in the United States and consists of a device that a contractor installs on a central air conditioner unit. This device cleans and treats the air handler cooling coil, keeping the system in like new condition and eliminating the mold and bacterial growth and other fouling that normally accumulates during operation. Systems maintained in this manner will operate more economically, last longer, and provide cleaner and healthier air to the conditioned spaces in the home or business where installed. This device is an advantage to the contractor in that it automates a difficult and messy task that many technicians avoid doing yet is vitally important to customer satisfaction. It also provides an additional source of revenue and the opportunity for ongoing revenue by providing annual replacement of the consumable fluids used in the device. We introduced the device in January 2002 at the International Air-Conditioning Heating and Refrigeration (AHR) Exposition in Atlantic City.

     Energy Efficiency: Although most believe that clean systems operate more efficiently and use less energy than dirty systems, this issue has not been well studied. Not only do we not know the level of contamination needed to reduce efficiency and how long it takes to build to that level, we do not know how to detect when contamination is at a critical point. During 2001, BBJ initiated a series of studies with the School of Engineering at Oklahoma State University to better understand this issue. We believe these studies will lead to new products for both detection and removal of energy wasting contamination.

     Biological Warfare: EPA has launched an industry/government initiative to establish standards for products that are intended to lessen or prevent morbidity related to the release of biological agents by a hostile force or individual. CEO Robert Baker, as a member of the Antimicrobials committee and Chair of the IAQ committee of CSPA, is an integral part of this initiative. This will assure that our products are fully considered as to their potential to protect against acts of terrorism.

Healthcare/Dental/Homeowner: BBJ Spray(TM) has been test marketed and targeted towards the healthcare and dental industries. There are approximately 865,000 healthcare providers and 35,000 dentists in the U.S. BBJ Spray(TM) is popular in this market because of its disinfectant ability towards various diseases such as herpes, Hepatitis B, tuberculosis and AIDS.

Major Obstacle - Overcoming Lack of Knowledge
---------------------------------------------

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

Government Regulation
---------------------

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

Governmental Influences
-----------------------

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

Research and Development
------------------------

     The College of Public Health at the University of South Florida and us have recently commenced a study to test a new antimicrobial product for all duct work materials. The study method is owned by us and was developed in conjunction with the Environmental Protection Agency. Management believes that it is the only study method approved so far by the U.S. Environmental Protection Agency for determining indoor exposures through product concentration levels. Management also believes that the submitted results that were made on our new antimicrobial formulation to the EPA indicate its use in ductwork falls within safety parameters acceptable to the EPA.

Proprietary Rights
------------------

     We hold a primary U.S. Environmental Protection Agency registration for BBJ MicroBiocide(R). This registration gives us the exclusive right to control the marketing of that technology for seventeen years. BBJ Spray Disinfectant/Cleaner(TM) and BBJ Mold and Mildew Remover Disinfectant/Cleaner(TM) are also registered with the EPA. Both products are registered in all states in which they are marketed. BBJ's Micro Coil Clean(R) formula is guarded by trade secrets, BBJ's Power Coil Clean(R) formula has a patent-pending with the United States Patent and Trademark Office, and the FreshDuct(R) Odor Eliminator formula was awarded a patent on September 18, 2001. We also rely on a combination of trade secret laws, nondisclosure and other contractual agreements and technical measures to protect our proprietary rights in our products. We believe that our products, trademarks, and other proprietary rights do not infringe on the proprietary rights of third parties.

Competition
-----------

     The market for indoor air quality products and services is relatively new. Management believes that our current competition for our products is limited because of the U.S. Environmental Protection Agency regulatory approval granted on the BBJ MicroBiocide(R) product. The market for heating, ventilation, air conditioning and refrigeration service and replacement industry is highly competitive. As the market for indoor air quality products and services expands, competition will likely be greater in the future. Competition may involve companies with greater experience, financial and other resources than us. The primary technologies that might be considered as alternatives to our products for indoor air quality improvement include: air cleaning and filtration and photocatalytic destruction (UV light).

     Although management believes that there are presently no other products that inhibit microbial growth on the market that have U.S. Environmental Protection Agency registration for the air-conditioning system as does BBJ MicroBiocide(R), heating, ventilation, air conditioning and refrigeration contractors may perceive any product claiming to control contamination as being equal to our products.

Competing Technologies
----------------------

     1. Air Cleaning and Filtration: Some potential users initially see improved air cleaning as a competing technology for use of an antimicrobial (such as our products) to control growth. However, while high efficiency filtration is beneficial, it does not substitute for effective control of bacteria and other growth in the heating, ventilation and air conditioning system.

     2. Ozone and Negative Ion Generation: Although ozone generators and like devices are aggressively marketed with impressive sounding claims, they are not effective. In fact, California EPA's position on ozone as well as U.S. Environmental Protection Agency's absolutely rejects the use of ozone. Ozone generators that are sold as air cleaners intentionally produce the gas ozone.

Often the vendors of ozone generators make statements and distribute material that lead the public to believe that these devices are always safe and effective in controlling indoor air pollution. Some vendors suggest that these devices have been approved by the federal government for use in occupied spaces. To the contrary, no agency of the federal government has approved these devices for use in occupied spaces. Because of these claims, and because ozone can cause health problems at high concentrations, several federal government agencies have worked in consultation with the U.S. Environmental Protection Agency to produce public information on Ozone.

     Manufacturers and vendors of ozone devices often use misleading terms to describe ozone. Terms such as "energized oxygen" or "pure air" suggest that ozone is a healthy kind of oxygen. Ozone is a toxic gas with vastly different chemical and toxicological properties from oxygen. Several federal agencies have established health standards or recommendations to limit human exposure to ozone. Potential health effect risks are: decreases in lung function; aggravation of asthma; throat irritation and cough; chest pain and shortness of breath; inflammation of lung tissue; and higher susceptibility to respiratory infection.

     3. UV light: Photocatalytic destruction is an old technology that recently has received new attention as a possible means of destroying contaminants in air ducts. Several units have been brought to market during the past few years with claims that they can be mounted in a duct and will eliminate all contaminants. Management believed that these claims would not hold up under independent testing. In addition, installation, operation, and maintenance costs are high and the units generate considerable heat that adds to the energy load of the facility. Typically, a well designed and maintained system will cost an owner ten times the annual operating cost as the semi-annual application of the our products. Also, the space required for an adequate unit is typically not available in most facilities.

     The fact is that these devices introduce a whole new set of maintenance challenges themselves. For example, the efficiency of UV lamps degrades rapidly when coated with even a light layer of dust. Therefore, most manufacturers recommend that they be cleaned monthly (which is not likely to happen and requires more labor than doing it right). Then there is the cost of power to run them, replacement of lamps, electronics, etc. and the fact that they must be installed so the direct light must reach every surface where organisms are likely to grow.

Employees
---------

     As of March 15, 2002, we had 15 full time employees. Additional sales and marketing personnel may be hired in the future as our sales efforts require such additional personnel.

Item 2. Description of Property
------- -----------------------

     We are located in a 7,000 square foot facility at 6802 Citicorp Blvd., Suite 500, Tampa, Florida. This facility lease, which is from a non-affiliated party, expires on December 31, 2002. We pay a base monthly rent of approximately $6,000, which includes rent, common area maintenance, insurance and real estate taxes. Management believes that these facilities are adequate for our current and anticipated needs.

Item 3. Legal Proceedings
------- -----------------

     There are no material legal proceedings to which we are a party.

Item 4. Submission of Matters to a Vote of Security Holders.
------- ----------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters
------- --------------------------------------------------------

     On June 29, 2001, our Common Stock commenced trading on the OTC Electronic Bulletin Board under the symbol "BBJE" and had a closing sales price on that date of $.65. As of March 15, 2002, the last sale of Common Stock in the Over-the-Counter Market was $.15. The following table reflects the high and low closing sales prices of our Common Stock for the periods indicated as reported by the NASD.

                                  Common Stock
                                  ------------
                                                    High                 Low
                                                    ----                 ---
Year Ended December 31, 2001
----------------------------
      Third Quarter 2002                            $.72.................$.08
      Fourth Quarter 2002                            .33...................09

     The quotations in the table above reflects inter-dealer prices without retail markeup, markdowns or commissions. The trading activity in our Common Stock has been limited.

     As of March 15, 2002, there were approximately 615 holders of record of our outstanding Common Stock. The approximate number of holders of record of our Common Stock was supplied by our transfer agent StockTrans, Inc., 44 W. Lancaster Avenue, Ardmore, PA 19003. No cash dividends have been paid by us on our Common Stock and no such payment is anticipated in the foreseeable future.

Equity Compensation Plan
------------------------

     The following summary information relates to our Compensation Plan described in Item 11 under which we have granted options to purchase our Common
Stock:

--------------------------------------------------------------------------------------------------------
                                  (a)                       (b)                 (c)
--------------------------------------------------------------------------------------------------------
Plan category                     Number of securities to   Weighted average    Number of securities
                                  be issued upon exercise   exercise price of   remaining available for
                                  of outstanding options    outstanding         future issuance under
                                                            options (2)         equity compensation plan
                                                                                (excluding securities
                                                                                reflected in column (a))
--------------------------------------------------------------------------------------------------------
Equity compensation
Plan approved by
Security holders (1)                    6,145,738                1.02                  1,854,262
--------------------------------------------------------------------------------------------------------
Equity  compensation  plan not
approved by  security  holders
(1)                                     5,000,000                 -0-                  5,000,000
--------------------------------------------------------------------------------------------------------

----------
(1) Reflects the proposed increase to our existing plan, which increase was approved by the Board, subject to stockholder approval.

(2) Based upon 3,215,250 options exercisable at $1.25 per share, 440,000 options exercisable at $1.00 per share, 50,000 options exercisable at $2.00 per share, 1,400,000 options exercisable at $.375 per share, 21,000 options exercisable at $.13 per share and 1,019,488 options exercisable at $1.17 per share.

Item 6. Managements' Discussion and Analysis or Plan of Operation
------- ---------------------------------------------------------

Introduction
------------

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

Forward Looking Statements
--------------------------

     This Report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, and actual results could be significantly different than those discussed in this Annual Report on Form 10-KSB. Certain statements contained herein are forward-looking statements. These statements discuss, among other things, expected growth, future revenues, finances and/or future performance. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. The forward-looking statements are subject to risks and uncertainties including, without limitation, the following: (a) the success of our new sales and marketing strategy, and (b) adequate financing to support our sales and marketing efforts. The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us. All forward-looking statements included in this document are made as of March 15, 2002, based on information available to us on the date thereof, and we assume no obligation to update any forward-looking statements.

Results of Operations
---------------------

     During the years ended December 31, 2001 and December 31, 2000, we had limited revenues of $328,398 and $326,147, respectively.

     In June 2001, we hired a Director of Sales to initiate a change in our sales and marketing strategy to:

     . Redirect the field sales organization to develop relationships with HVAC/R wholesalers for product distribution and promotion;

     . Develop relationships with industry manufacturer representatives to assist with product sales to HVAC/R distribution channels; and

     . Create industry demand for IAQ products through education of indoor air quality and the importance of preventative maintenance to prevent the systems from becoming a breeding ground for bacteria, mold and fungi to germinate and grow.

     Prior to July 2001, our sales organization primarily focused on strategic channel partners and direct selling while we utilized manufacturer representatives to sell to HVAC/R wholesalers. At that time, we had only one manufacturing representative promoting our product line in Florida and we were only in a handful of the over 4,000 wholesale distributor locations that sell to the HVAC/R contractors. Beginning in the fourth quarter of 2001, we have dramatically improved our presence through the HVAC/R wholesale distributor. As of March 15, 2002, we have seven field sales personnel and eight manufacturing representatives covering 22 states and our product line is now being sold in over 200 wholesale locations through a number of regional and national wholesale distributors, such as: Johnstone Supplies, Trane, Lennox, Comfortmakers, CC Dickson, Tropic, Victors and Young Supplies.

     During the years ended December 31, 2001 and 2000, we had operating expenses of $1,675,909 and $1,314,184, respectively. These increases were due primarily to the expansion of our sales force, increased marketing efforts and costs associated with recapitalization of the Company. Operating expenses are expected to increase significantly in future periods as we further develop our sales and marketing organization and advertise our products to certain distribution channels to increase sales in future periods.

     During the years ended December 31, 2001 and 2000, we had a net loss of $1,470,373 and $1,106,289, respectively. Our net loss may increase significantly in future periods due to increased selling and marketing efforts until such time as we have substantially increased our revenue base.

     The foregoing results were achieved over the past two years based on poor market penetration and inadequate financing for sales support, marketing and advertising, promotional material, and participation in trade shows which adversely affected our revenues. While our financing is limited, we do believe that our new sales strategy is proving successful in increasing sales for 2002. Liquidity and Capital Resources
-------------------------------

     As of December 31, 2001, we had net stockholders' equity of $178,892, accumulated losses $3,986,468 and working capital of approximately $78,000.

     Net cash was used in operating activities during 2001 and 2000, primarily due to net losses. During 2001, net cash was used in investing activities to purchase equipment. During 2001 and 2000, cash was provided from financing activities through the sale of capital stock and proceeds from cash advances from stockholders partially reduced by principal payments of bank notes and capital leases and repayments of cash advances from stockholders.

     We have a revolving line of credit with a financial institution, secured by our assets, which provides for borrowings of up to $25,000 and is due on demand. The line of credit is guaranteed by Robert G. Baker and Jerry V. Schinella. Interest on the line is charged at 2.5% over the current index rate. As of March 15, 2002, there was $25,000 outstanding under this agreement.

     We have an unsecured revolving line of credit with another financial institution, which provides for borrowings of up to $45,000 and is due on demand. The line of credit is guaranteed by Robert G. Baker, Jerry V. Schinella and Michael J. Gordon. Interest on the line is charged at 2.0% over the current index rate. As of March 15, 2002, there were no monies outstanding under this agreement.

     As described under Capital Stock Transactions below, we have relied principally on external financing to provide liquidity and capital resources for our operations including, without limitation, the recent sale of 244,000 shares of Series A Preferred Stock at $1.00 per share. As of March 15, 2002, Management believes that we need approximately $475,000 of additional financing to support our anticipated liquidity and capital resource needs during the balance of 2002 above and beyond anticipated cash flow from operations. Such financing is expected to be obtained privately through the April 2002 sale of 122,000 shares of our Series A Convertible Preferred Stock as described below totaling $122,000, the collection of outstanding Notes receivable of approximately $200,000, and additional sales of our capital stock. No assurances can be given that our efforts to raise additional financing for our short term (and long term) needs will be successful or, if successful, that such financing will be on terms satisfactory to us. As a result of our operating losses and capital needs, our auditors have added a going concern qualification (explanatory paragraph) as described in our consolidated financial statements and notes thereto which follow Item 9.

Capital Stock Transactions
--------------------------

     In February and March 2002, we received $244,000 in cash through the sale of Series A Convertible Preferred Stock from two overseas banks. A third payment of $122,000 is expected to be received by us on or before April 14, 2002. We sold 244,000 shares of our Series A Convertible Preferred Stock at a cash purchase price of $1.00 per share. The Series A Convertible Preferred Stock can be converted by the holder into eight shares of common stock at any time. Each share of Series A Convertible Preferred Stock shall have one vote and shall vote together with our Common Stockholders on each matter presented for shareholder vote, except when voting as a separate class as required by Nevada law.

     Effective December 31, 2001, we received a Note for $220,500 through an option exercise of its common stock. We sold 1,400,000 shares of common stock, par value $.001 per share, at an adjusted cash purchase price of $.1575 per share. Full payment on the Note is due on or before April 15, 2002 together with interest.

     In May 2001, we received $225,000 through an option exercise of its common stock. We sold 600,000 shares of common stock, par value $.001 per share, at a cash purchase price of $.375 per share.

     In November and December 2000, we sold through subscription agreements 2,804,000 restricted shares of our common stock at a purchase price of $.75 per share to various overseas banks. A commission in the nature of a finder's fee of 200,000 shares of our common stock was issued to two accredited investors based on the total amount of financing received by us. The investors in this private placement also received the right to name two members of our board of directors. Due to the event that our revenues for the period November 1, 2000 through October 30, 2001 was less than $1,667,075, the purchase price was adjusted down to $.375 per share. On November 1, 2001, we made an original issuance of 2,804,000 restricted shares to adjust downward the purchase price of the shares to $.375 per share.

     We raised $50,000 in August 2000 and $50,000 in October 2000 through two bridge loans. We granted an option for 75,000 shares of common stock, par value $.001 per share, at an exercise price of $1.25 per share for each bridge loan. The loans have been paid in full.

Item 7. Financial Statements
------- --------------------

     The information required by Item 7, and an index thereto, appears at pages F-1 through F-19 (inclusive) of this Report, which pages follow Item 8.

Item 8. Changes in and Disagreements with Accountants on Accounting and
------- ---------------------------------------------------------------
        Financial Disclosure
        --------------------

     Not Applicable.

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                        Consolidated Financial Statements
                           December 31, 2001 and 2000
                   (With Independent Auditors' Report Thereon)

(Kirkland, Russ, Murphy & Tapp Logo)
Certified Public Accountants
13577 Feather Sound Drive, Ste 400
Clearwater, Florida 33762-5539
(727) 572-1400 Fax (727) 571-1933
Internet: www.KRMTCPA.com
          ---------------

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Board of Directors and Stockholders
BBJ Environmental Technologies, Inc.
  and Subsidiary:

We have audited the accompanying consolidated balance sheets of BBJ Environmental Technologies, Inc. and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BBJ Environmental Technologies, Inc. and Subsidiary as of December 31, 2001 and 2000, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company's significant operating losses and accumulated deficit raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ KIRKLAND, RUSS, MURPHY & TAPP P.A.

March 1, 2002
Clearwater, Florida

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets

                           December 31, 2001 and 2000

                                     ASSETS
                                     ------

                                                         2001           2000
                                                       --------      ---------

Current assets:
  Cash                                                 $ 23,856      1,318,272
  Accounts receivable                                    80,073         28,578
  Inventory                                              48,159         25,045
                                                       --------      ---------

                    Total current assets                152,088      1,371,895

Property and equipment, net                              86,199        113,823
Security deposits                                        14,614         14,614
                                                       --------      ---------

                                                       $252,901      1,500,332
                                                       ========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                2001           2000
                                                             -----------    ----------
Current liabilities:
  Accounts payable and accrued expenses                      $    58,748        34,142
  Current portion of capital lease obligations                    15,261        21,664
                                                             -----------    ----------

                   Total current liabilities                      74,009        55,806

Capital lease obligations, less current portion                       --        15,261
                                                             -----------    ----------

                   Total liabilities                              74,009        71,067
                                                             -----------    ----------

Stockholders' equity:
  Common stock, $.001 par value, 50,000,000 and
    25,000,000 shares authorized, 22,396,578 and
    17,592,578 shares issued and outstanding, respectively        22,397        17,593
  Additional paid-in capital                                   4,363,463     3,927,767
  Accumulated deficit                                         (3,986,468)   (2,516,095)
  Stock subscriptions receivable                                (220,500)           --
                                                             -----------    ----------

                   Net stockholders' equity                      178,892     1,429,265
                                                             -----------    ----------

                                                             $   252,901     1,500,332
                                                             ===========    ==========

See accompanying notes to consolidated financial statements.

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Operations

                 For the Years Ended December 31, 2001 and 2000

                                                            2001           2000
                                                         -----------    ----------
Sales, net                                               $   328,398       326,147

Cost of sales                                                122,862       118,252
                                                         -----------    ----------

         Gross margin                                        205,536       207,895
                                                         -----------    ----------

Operating expense:
  Sales and marketing                                        992,162       663,684
  General and administrative                                 530,336       552,665
  Research and development                                   153,411        97,835
                                                         -----------    ----------

         Total operating expenses                          1,675,909     1,314,184
                                                         -----------    ----------

         Net loss                                        $(1,470,373)   (1,106,289)
                                                         ===========    ==========

         Net loss per common share - basic and diluted   $      (.08)         (.08)
                                                         ===========    ==========

         Weighted average number
             of common stock                              18,660,000    13,283,000
                                                         ===========    ==========

See accompanying notes to consolidated financial statements.

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity

                 For The Years Ended December 31, 2001 and 2000

                                                 Convertible                            Additional
                                             Preferred Stock          Common Stock        Paid-in
                                           Shares      Amount       Shares     Amount     Capital
                                          --------   ---------    ----------  -------   ----------
Balances at December 31, 1999              271,875   $ 543,750    10,646,666  $10,647     548,750

Recapitalization of Company                     --          --     1,535,234    1,535     (52,075)

Issuance of common stock for cash               --          --     3,784,000    3,784   2,487,227

Conversion of convertible
   preferred stock                        (271,875)   (543,750)    1,044,000    1,044     542,706

Conversion of convertible
   debentures                                   --          --       582,678      583     401,159

Net loss                                        --          --            --       --          --

                                          --------   ---------    ----------  -------   ---------
Balances at December 31, 2000                   --          --    17,592,578   17,593   3,927,767

Exercise of options for cash and notes          --          --     2,000,000    2,000     438,500

Issuance of additional shares to adjust
  purchase price of 2000 stock issuance         --          --     2,804,000    2,804      (2,804)

Net loss                                        --          --            --       --          --
                                                                  ----------  -------   ---------

Balances at December 31, 2001                   --   $      --    22,396,578  $22,397   4,363,463
                                          ========   =========    ==========  =======   =========

                                                            Stock            Net
                                          Accumulated    Subscriptions   Stockholders'
                                            Deficit       Receivable        Equity
                                          ------------   -------------   -------------
Balances at December 31, 1999              (1,409,806)           --         (306,659)

Recapitalization of Company                        --            --          (50,540)

Issuance of common stock for cash                  --            --        2,491,011

Conversion of convertible
   preferred stock                                 --            --               --

Conversion of convertible
   debentures                                      --            --          401,742

Net loss                                   (1,106,289)           --       (1,106,289)
                                           ----------      --------       ----------

Balances at December 31, 2000              (2,516,095)           --        1,429,265

Exercise of options for cash and notes             --      (220,500)         220,000

Issuance of additional shares to adjust
  purchase price of 2000 stock issuance            --            --               --

Net loss                                   (1,470,373)           --       (1,470,373)
                                           ----------      --------       ----------

Balances at December 31, 2001              (3,986,468)     (220,500)         178,892

See accompanying notes to consolidated financial statements.

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                 For the Years Ended December 31, 2001 and 2000

                                                         2001           2000
                                                      -----------    ----------
Cash flows from operating activities:
  Net loss                                            $(1,470,373)   (1,106,289)
  Adjustment to reconcile net loss to net
    cash used in operating activities:
    Depreciation                                           40,277        35,305
    Changes in current assets and liabilities:
       Accounts receivable                                (51,495)       (2,825)
       Inventory                                          (23,114)        5,897
       Prepaids                                                --         3,371
       Accounts payable and accrued expenses               24,606       (89,571)
                                                      -----------    ----------

              Net cash used in operating activities    (1,480,099)   (1,154,112)
                                                      -----------    ----------

Cash flows from investing activities:
  Purchase of property and equipment                      (12,653)      (60,374)
  Security deposits                                            --       (10,196)
                                                      -----------    ----------

              Net cash used in investing activities       (12,653)      (70,570)
                                                      -----------    ----------

Cash flows from financing activities:
  Proceeds from bank loans                                     --        80,113
  Principal payments on bank notes and
    capital leases                                        (21,664)     (126,109)
  Proceeds from cash advances from
    stockholders                                               --       376,000
  Repayment of cash advances from
    stockholder                                                --      (246,710)
  Net proceeds from issuance of common stock              220,000     2,491,011
  Recapitalization of company                                  --       (50,540)
                                                      -----------    ----------

              Net cash provided by financing
                 activities                               198,336     2,523,765
                                                      -----------    ----------

                                                                     (continued)

                        BBJ ENVIRONMENTAL SOLUTIONS, INC.
                                 AND SUBSIDIARY

                      Statements of Cash Flows - Continued

                                                                2001           2000
                                                             -----------    ---------
Net increase (decrease) in cash                              $(1,294,416)   1,299,083

Cash, beginning of year                                        1,318,272       19,189
                                                             -----------    ---------

Cash, end of year                                            $    23,856    1,318,272
                                                             ===========    =========

Supplemental disclosures of cash flow information:
    Interest paid                                            $     4,390       48,667
                                                             ===========    =========

Supplemental disclosures of non-cash financing activities:
     Conversion of cash advances from
       stockholders to convertible debenture                 $        --      164,290
    Conversion of accrued interest and
       consulting services to convertible debt                        --        7,452
    Conversion of convertible debentures
     into 582,678 shares of common stock                              --      401,742
    Conversion of convertible preferred stock
     into 1,044,000 shares of common stock                            --      543,750
     Issuance of 1,400,000 shares of common stock
       for stock subscriptions receivable                        220,500           --
                                                             ===========    =========

See accompanying notes to consolidated financial statements.

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2001 and 2000

(1)  Organization and Business
     -------------------------

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

     On May 31, 2000, the Company's stockholders approved a reverse stock split of one-for-three, which became effective on June 2, 2000. Contemporaneously, the Company issued 12,410,666 post-split shares of its common stock in exchange for all the issued and outstanding shares of capital stock of BBJ Environmental Solutions, Inc. ("BBJ Environmental Solutions") in a recapitalization transaction accounted for similar to a reverse acquisition ("Recapitalization"). All share and per share amounts in the accompanying consolidated financial statements have been adjusted to give retroactive effect to the one-for-three reverse stock split and the issuance of the 12,410,666 post-split shares. No change in per share value or authorized number of shares of capital stock occurred as a result of the reverse stock split. The Company was formerly a non-operating public shell corporation with no significant assets and was treated as the "acquired" company in the transaction, but remains the surviving legal entity. Accordingly, the transaction was treated as an issuance of stock by BBJ Environmental Solutions for the net monetary assets of the Company, accompanied by a recapitalization. Since this transaction is in substance a recapitalization of BBJ Environmental Solutions and not a business combination, a valuation was not performed and no goodwill was recorded. In connection with the Recapitalization, the Company's name was changed to BBJ Environmental Technologies, Inc.

     The Company is operating through its newly acquired subsidiary, BBJ Environmental Solutions. BBJ Environmental Solutions develops, manufactures, and markets products and devices that control contamination and air pollution in heating, ventilation, air-conditioning, and refrigeration systems ("HVAC/R") in homes, offices, health care facilities, schools, food processing plants, and public buildings. BBJ Environmental Solutions was founded upon the premise that these issues can be addressed by the development of products that not only are effective against indoor air quality contaminants, but also do not have dangerous side effects to users, building occupants, equipment, or the environment.

                                                                     (continued)

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

             Notes to Consolidated Financial Statements - Continued

(1)  Organization and Business - Continued
     -------------------------------------

     BBJ Environmental Solutions' activities to date have been related to market positioning of its products, registering certain products with the appropriate federal and state regulatory agencies, forming distribution networks for its products, and obtaining financing for operations and marketing.

(2)  Summary of Significant Accounting Policies
     ------------------------------------------

     (a)  Principles of Consolidation
          ---------------------------

          The accompanying consolidated financial statements include the accounts of BBJ Environmental Technologies, Inc. and its wholly owned subsidiary BBJ Environmental Solutions, Inc. In consolidation, all significant intercompany accounts and transactions have been eliminated.

     (b)  Inventory
          ---------

          Inventory, consisting primarily of raw materials and finished goods, is stated at the lower of cost or market. Cost is determined by the first-in, first-out method.

     (c)  Property and Equipment
          ----------------------

          Property and equipment are stated at cost. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives ranging from three to seven years. Equipment under capital leases and leasehold improvements are amortized by the straight-line method over the terms of the related leases.

     (d)  Income Taxes
          ------------

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

                                                                     (continued)

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

             Notes to Consolidated Financial Statements - Continued

(2)  Summary of Significant Accounting Policies - Continued
     ------------------------------------------------------

     (d)  Income Taxes - Continued
          ------------------------

          Under SFAS No. 109, deferred taxes shall be recognized for temporary differences at the date the Company became a taxable entity. There were no significant net temporary differences on that date and, accordingly, the accompanying consolidated financial statements contain no such provision.

     (e)  Research and Development Expenses
          ---------------------------------

          Research and development costs are expensed as incurred.

     (f)  Estimates
          ---------

          In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (g)  Concentration of Credit Risk
          ----------------------------

          Cash balances are maintained in financial institutions. Occasionally, deposits exceed amounts insured by the Federal Deposit Insurance Corporation. The Company's customers are located primarily in the United States. Approximately 50% of the Company's sales are generated from seven customers.

     (h)  Reclassification
          ----------------

          Certain amounts in the 2000 consolidated financial statements have been reclassified to conform to their 2001 presentation. Such reclassifications had no effect on reported net loss.

     (i)  Net Loss Per Share
          ------------------

          Net loss per common share is computed in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share", which requires companies to present basic earnings per share and diluted earnings per share. The basic net loss per share of common stock is computed by dividing net loss applicable to common stock by the weighted average number of shares of common stock outstanding. The diluted net loss per common share is computed by dividing net loss by the weighted average common shares outstanding excluding common stock equivalents, as they would be anti-dilutive.

                                                                     (continued)

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

             Notes to Consolidated Financial Statements - Continued

(3)  Property and Equipment
     ----------------------

     Property and equipment consists of the following:

                                                    2001            2000
                                                  ---------       --------
     Furniture and fixtures                       $  32,945         32,945
     Office equipment                               100,681         88,028
     Manufacturing equipment                        106,872        106,872
     Leasehold improvements                          17,272         17,272
                                                  ---------       --------
                                                    257,770        245,117
     Less accumulated depreciation
       and amortization                            (171,571)      (131,294)
                                                  ---------       --------

                                                  $  86,199        113,823
                                                  =========       ========

(4)  Lines of Credit
     ---------------

     The Company has a revolving line of credit with a financial institution, secured by the assets of the Company, which provides for borrowings of up to $25,000 and is due on demand. The line of credit is guaranteed by some of the stockholders of the Company. Interest on the line is charged at 2.5% over the current index rate. As of December 31, 2001, there was no outstanding amount under this agreement.

     The Company has an unsecured revolving line of credit with another financial institution, which provides for borrowings of up to $45,000 and is due on demand. The line of credit is guaranteed by some of the stockholders of the Company. Interest on the line is charged at 2.0% over the current index rate. As of December 31, 2001, there was no outstanding amount under this agreement.

(5)  Capital Leases
     --------------

     The Company is obligated under various lease agreements for certain equipment. These leases are noncancellable and require monthly payments through September 2002. The cost of equipment under these capital leases at December 31, 2001 and 2000 is $89,611 with accumulated amortization of $78,730 and $60,808, respectively.

                                                                     (continued)

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

             Notes to Consolidated Financial Statements - Continued

(5)  Capital Leases - Continued
     --------------------------

     Future minimum lease payments under capital leases as of December 31, 2001 are as follows:

     Year Ending December 31, 2002                                $16,112

     Amount representing interest                                    (851)
                                                                  -------

     Current installments of capital lease obligations            $15,261
                                                                  =======

(6)  Convertible Debentures
     ----------------------

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

(7)  Commitments and Contingencies
     -----------------------------

     (a)  Leases
          ------

          In November 1997, the Company entered into an operating lease to expand the size of it operating facility from 1,782 square feet to 6,964 square feet for the five-year period from January 1, 1998 through December 31, 2002. Total rent expense for each of the years ended December 31, 2001 and 2000 was approximately $71,000. Future minimum lease payments under this operating lease for 2002 are approximately $53,000.

                                                                     (continued)

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

             Notes to Consolidated Financial Statements - Continued

(7)  Commitments and Contingencies - Continued
     -----------------------------------------

     (b)  Potential Legal Claims
          ----------------------

          The Company recognizes that claims may arise during the normal course of business, however, currently the Company's management and legal counsel are unaware of any pending, threatened or unasserted claims made against the Company.

(8)  Income Taxes
     ------------

     The Company had no income tax expense in 2001 and 2000 due to its operating losses. The Company has net operating loss carryforwards of approximately $3.4 million for tax reporting purposes at December 31, 2001. Such loss carryforwards, subject to certain limitations, expire through 2016. To the extent that the Company has taxable net income, the loss carryforwards will be used to offset the taxable income. In addition, the Company had net operating loss (NOL's) carryforwards related to its acquisition and recapitalization (Note 1). These NOL's are significantly limited under IRC 382.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                          2001          2000
                                                       -----------    --------
     Deferred tax assets:
         Net operating loss carryforwards              $ 1,200,000     650,000
                                                       -----------    --------

            Total deferred tax assets                    1,200,000     650,000

         Valuation allowance for deferred tax assets    (1,200,000)   (650,000)
                                                       -----------    --------

            Net deferred tax assets                    $        --          --
                                                       ===========    ========

                                                                     (continued)

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

             Notes to Consolidated Financial Statements - Continued

(9)  Stockholders' Equity
     --------------------

     (a)  Recapitalization
          ----------------

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

     (b)  Preferred Stock
          ---------------

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

                                                                     (continued)

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

             Notes to Consolidated Financial Statements - Continued

(9)  Stockholders' Equity - Continued
     --------------------------------

     (c)  Common Stock
          ------------

          In November and December 2000, the Company sold through subscription agreements approximately 2.8 million restricted shares of its common stock at a purchase price of $.75 per share to group of overseas accredited investors for the total amount of approximately $2.1 million. A commission in the nature of a finder's fee of up to 200,000 shares of the Company's common stock was issued to two accredited investors based on the total amount of financing received by the Company. Due to the event that the Company's revenues for the period November 1, 2000 through October 31, 2001 was less than $1,667,075, the purchase price was adjusted downward to $.375 per share. On November 1, 2001, the Company issued an additional 2.8 million restricted shares of its common stock to adjust the purchase price accordingly.

          In January 2000, BBJ Environmental Solutions raised $375,000 by issuing 720,000 shares of common stock.

     (d)  Stock Options
          -------------

          On November 16, 2000, the board of directors adopted the 2000 Employee Benefit and Consulting Services Compensation Plan, which was approved by the shareholders on May 15, 2001. Under the terms of this plan, 8 million shares of authorized but unissued shares of Company common stock are reserved for issuance. The plan provides for the grant of incentive stock options to attract, retain, and reward officers, employees, directors, and consultants of the Company and its subsidiary. The options granted are at an option price at least equal to the fair market value of the Company's common stock on the date the option is granted. Options granted under the plan are exercisable for a term no longer than ten years, are not transferable, and will terminate within a period of time following termination of employment with the Company or its subsidiary.

          Option holders of the Company's subsidiary, BBJ Environmental Solutions, exchanged their options for options in the Company plan. The options were identical, except that the number of shares of common stock subject to each option were twice the original number of shares with a five-year expiration term. Options to purchase 2,459,244 shares of BBJ Environmental Solutions common stock under the BBJ Environmental Solutions Plan were converted into options to purchase 4,918,488 shares of common stock of the Company.

                                                                     (continued)

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

             Notes to Consolidated Financial Statements - Continued

(9)  Stockholders' Equity - Continued
     --------------------------------

     (d)  Stock Options - continued
          -------------------------

          Changes in stock options are as follows:

                                                   2001                   2000
                                          ---------------------   --------------------
                                                       Weighted               Weighted
                                                        Average                Average
                                                       Exercise               Exercise
                                            Shares       Price      Shares     Price
                                          ----------   --------   ---------   --------
     Beginning balance                     8,068,488    $1.12     4,284,488    $1.15
     Granted                               3,283,000     0.41     3,924,000     1.10
     Exercised                            (2,000,000)    0.23            --       --
     Canceled                             (2,038,000)    1.09      (140,000)    1.25
                                          ----------    -----     ---------    ------

     Ending balance                        7,313,488    $1.03     8,068,488    $1.12
                                          ==========    =====     =========    =====

     Exercisable                           6,998,488    $1.02     7,324,488    $1.10
                                          ==========    =====     =========    =====

     Weighted average fair value of
        options granted during the year                 $0.41                  $1.10
                                                        =====                  =====

     The following table summarizes information about stock options outstanding at December 31, 2001:

                                     Weighted
                                     Average
                       Number       Remaining       Number
       Exercise      Outstanding   Contractual    Exercisable
         Price         12/31/01   Life in Years    12/31/01
     -------------   -----------  -------------   -----------
     $   2.00            50,000        4.4            20,000
         1.25         3,229,000        3.9         2,944,000
         1.17         1,019,488        4.4         1,019,488
         1.04         1,175,000        0.3         1,175,000
         1.00           440,000        4.4           440,000
         0.38         1,400,000        1.0         1,400,000
     -------------    ---------        ---         ---------

     $0.38 - $2.00    7,313,488        2.9         6,998,488
     =============    =========        ===         =========

                                                                     (continued)

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

             Notes to Consolidated Financial Statements - Continued

(10) Going Concern
     -------------

     As indicated in the accompanying consolidated financial statements, the Company has sustained losses of approximately $1.4 million in 2001 and has an accumulated deficit of approximately $4.0 million as of December 31, 2001. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management intends to cure these issues through the full implementation of its new sales and marketing strategy to create product demand through HVAC/R distribution channels and seek alternative sources of financing.

     Although management believes the Company can attain a positive cash flow position in 2002, it also recognizes that the Company must secure alternative sources of financing to continue operations. As of March 15, 2002, the Company received $244,000 in cash through the sale of 244,000 shares of Series A Convertible Preferred Stock at $1.00 per share from two overseas banks that were part of the same group that invested approximately $2.1 million in the Company in 2000 (see Note 9(c)). An additional $122,000 has been committed by the same banks to be received by the Company in April 2002. The Series A Convertible Preferred Stock can be converted by the holder into eight shares of common stock at any time. Additionally, effective December 31, 2001, the Company received a note receivable for $220,500 through an option exercise of 1.4 million shares of Company common stock at an adjusted cash purchase price of $.1575 per share. The note is due on or before April 15, 2002 together with interest. The Company also expects to obtain additional financing through the sales of capital stock.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;
------- -------------------------------------------------------------
                Compliance with Section 16(a) of the Exchange Act
                -------------------------------------------------

     The names, ages and principal occupations of our present directors, and the date on which their term of office commenced and expires, are listed below.

                           Term
                           of               Principal
Name                 Age   Office           Occupation
----                 ---   ------           ----------

Robert G. Baker       63    (1)     Chief Executive Officer
                                    and Chairman of the Board

Jerry V. Schinella    42    (1)     President, Chief Operating
                                    Officer and Director

Michael J. Gordon     44    (1)     V.P., Corporate Administrator
                                    Secretary, Director

Frank P. Ragano       72    (1)     Director

Walter R. Arnett      73    (1)     Director

Olivier d'Auriol      55    (1)     Director

Jean Caillet          55    (1)     Director

----------
(1) Directors are elected at the annual meeting of stockholders and hold office to the next annual meeting.

     Robert G. Baker is our Chairman of the Board and Chief Executive Officer. Jerry V. Schinella is our President and Chief Operating Officer. Michael Gordon is our Vice President, Corporate Administrator and Secretary. The terms of all officers expire at the annual meeting of directors following the annual stockholders meeting. Officers may be removed, either with or without cause, by the Board of Directors, and a successor elected by a majority vote of the Board of Directors, at any time.

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

     FRANK P. RAGANO - has been a director of BBJ Environmental Technologies since May 2000. Major General, U.S. Army (Ret.). Mr. Ragano has served as a director of Skylynx Communications, Inc. since 1998 and as its chairman since 1999. Mr. Ragano was, until earlier this year, President and CEO of CMS, Inc., a wholly-owned subsidiary of Daimler-Benz GmbH. Mr. Ragano graduated with a B.S. degree from Duquesne University in 1950 and later graduated with a Master of Business Administration (MBA) from Syracuse University, NY. After a well-decorated career in the military, Mr. Ragano retired from active Army service and became Vice President of the American Defense Preparedness Association and Chairman and CEO of BEI Defense Systems Company.

     WALTER R. ARNETT - has been a director of BBJ Environmental Technologies since January 2002. Since 1992, Mr. Arnett has been Director of HVAC Insider, a Florida industry trade publication, with a circulation of 7,000 contractors, wholesalers and associated members. Mr. Arnett has 52 years experience in the HVAC and refrigeration industry as a licensed HVAC contractor,

Independent Wholesale Distributor, and manufacturer of HVAC equipment and has been the recipient of several sales awards with Marbut Company, Chrysler Airtemp, John Zink Company and Certified Equipment Corp. Mr. Arnett attended Mercer University and the University of Mississippi.

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

Committees
----------

     In November 2000, we established a Compensation Committee and Audit Committee. As of March 15, 2002, Frank Ragano is chairman and Olivier d'Auriol and Robert Baker are members of the Compensation Committee and Jean Caillet is chairman and Walter Arnett and Jerry Schinella are members of the Audit Committee. The Compensation Committee has the power to review compensation of our executive officers, including salaries, the granting of stock options and other forms of compensation for executive officers whose salaries are within the purview of the board of directors. In some cases, the Compensation Committee may make recommendations to the entire board of directors for its approval or, itself exercise the powers and authority of the board of directors to designate compensation.

     Pursuant to the audit committee's written charter, which was adopted in May 2001, the audit committee's responsibilities include, among other things:

     . annually reviewing and reassessing the adequacy of the committee's formal charter;

     . reviewing the annual audited financial statements with our management and independent auditors and the adequacy of internal accounting controls;

     . reviewing analyses prepared by our management and independent auditors concerning significant financial reporting issues and judgments made in connection with the preparation of financial statements;

     . making recommendations concerning the engagement of the independent auditor;

     .    reviewing the independence of the independent auditors;

     . reviewing our auditing and accounting principles and practices with the independent auditors and reviewing major changes to auditing and accounting principles and practices as suggested by the independent auditor or management; and

     . reviewing all related party transactions on an ongoing basis for potential conflict of interest situations.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent stockholders are required by the Commission's regulations to furnish us with copies of all
Section 16(a) forms they file. During fiscal 2001, none of our officers, directors or 10% or greater stockholders filed any forms late to the best of our knowledge.

Item 10. Executive Compensation
-------- ----------------------

     During the past three fiscal years, no executive officer had salaries and bonuses of $100,000 or more. None of our executive officers have any employment contracts with us. For the past three years, the following table sets forth certain compensation paid to Robert G. Baker, Chief Executive Officer.

--------------------------------------------------------------------------------------------------------
                                                                 Long Term Compensation
                                                          ------------------------------------
                    Annual Compensation                     Awards                     Payouts
----------------------------------------------------------------------------------------------
   (a)       (b)       (c)          (d)         (e)          (f)          (g)          (h)        (i)
                                               Other                                               All
   Name                                        Annual     Restricted     Number                   Other
   and                                         Compen-       Stock         of          LTIP      Compen-
Principal                                      sation      Award(s)     Options /     Payouts     sation
 Position    Year    Salary($)    Bonus($)       ($)          ($)       Warrants        ($)         ($)
--------------------------------------------------------------------------------------------------------
Robert G.    2001     74,000        -0-       4,200(1)       -0-        978,758(3)      -0-        -0-
Baker,       -------------------------------------------------------------------------------------------
Chief        2000     72,000        -0-       4,200(1)       -0-(2)         -0-         -0-        -0-
Executive    -------------------------------------------------------------------------------------------
Officer      1999     72,000        -0-       4,200(1)       -0-            -0-(3)      -0-        -0-
--------------------------------------------------------------------------------------------------------

----------
     (1) We paid $3,750 during 2001 for $500,000 of life insurance on the life of Mr. Baker and $4,200 during 2000 and 1999 for $300,000 of life insurance on the life of Mr. Baker. We are a beneficiary in the amount of $250,000 and his spouse on the remaining $250,000. These amounts are included in other annual compensation amounts.
     (2) Does not include 3,219,890 shares received in connection with the reorganization pursuant to which we acquired BBJ Environmental Solutions as a wholly-owned subsidiary. See Items 1 and 12.
     (3) Includes options to purchase 938,758 shares issued as replacement options exchanged for our subsidiary options as described herein.

                               OPTION GRANTS TABLE

     The information provided in the table below provides information with respect to individual grants of our stock options during fiscal 2001 of the executive officer named in the summary compensation table above. We did not grant any stock appreciation rights during 2001.

                        Option Grants in Last Fiscal Year
                        ---------------------------------

----------------------------------------------------------------------------------------
                                                                         Potential
                                                                    Realizable Value at
                                                                       Assumed Annual
                        Individual Grants                           Rates of Stock Price
                                                                       Appreciation
                                                                    for Option Term (2)
----------------------------------------------------------------------------------------
      (a)            (b)         (c)          (d)         (e)        (f)         (g)
                                 % of
                                Total
                               Options/
                              Granted to
                   Options    Employees     Exercise    Expira-
                   Granted    in Fiscal      Price        Tion
     Name            (#)       Year(1)       ($/Sh)       Date       5%($)      10%($)
----------------------------------------------------------------------------------------
Robert G. Baker     40,000        1.1         1.25      03/07/05     10,800     23,200
                   720,000       20.5         1.25      05/15/06    252,000    547,200
                   138,758        4.0         1.17      05/15/06     34,690     95,518
                    80,000        2.3         1.00      05/15/06     22,080     48,840
----------------------------------------------------------------------------------------

(1) The percentage of total options granted to our employees in 2001 is based upon options granted to officers, directors and employees totaling 3,511,214.
(2) The potential realizable value of each grant of our options assumes that the market price of its Common Stock appreciates in value from the date of grant to the end of the option term at annualized rates of 5% and 10%, respectively, and after subtracting the exercise price from the potential realizable value.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
AND FY-END OPTION VALUES

     The information provided in the table below provides information with respect to each exercise of our stock option during fiscal 2001 by the executive officer named in the summary compensation table and the fiscal year end value of our unexercised options.

--------------------------------------------------------------------------------
       (a)              (b)          (c)           (d)                (e)

                                                                     Value of
                                                Number of         Unexercised
                                               Unexercised        In-the-Money
                                                Options at         Options
                      Shares        Value        FY-End (#)        at Fy-End($)
                    Acquired on    Realized    Exercisable/       Exercisable/
      Name         Exercise (#)     ($)(1)     Unexercisable    Unexercisable(1)
--------------------------------------------------------------------------------
Robert G. Baker        -0-           -0-         978,758/0            0/0
--------------------------------------------------------------------------------

----------
(1) The aggregate dollar values in column (c) and (e) are calculated by determining the difference between the fair market value of the Common Stock underlying the options and the exercise price of our options at exercise or fiscal year end (i.e., $.10 per share), respectively. In calculating the dollar value realized upon exercise, the value of any payment of the exercise price is not included.

Report on Executive Compensation
--------------------------------

     Our board of directors includes Robert G. Baker, Jerry V. Schinella, Michael J. Gordon, Frank P. Ragano, Walter R. Arnett, Olivier d'Auriol and Jean Caillet. Our Compensation Committee was established in November 2000 and, as of this date, includes Frank P. Ragano, Olivier d'Auriol and Robert G. Baker. Our board of directors or Compensation Committee is responsible for reviewing and determining the annual salary and other compensation of our executive officers and key employees and determining the appropriateness of key man life insurance, obtaining officer and director liability insurance and employment contracts. Our goals are to align compensation with business objectives and performance and to enable us to attract, retain and reward executive officers and other key employees who contribute to our long-term success. We provide base salaries and stock options to our executive officers and key employees sufficient to provide motivation to achieve certain operating goals. Although salaries are not specifically tied to performance, incentive bonuses are available to executive officers and key employees. In the future, executive compensation may include without limitation cash bonuses, stock option grants and stock reward grants. In addition, we may set up a pension plan or similar retirement plans. During the period from the date of inception of our operating subsidiary, BBJ Environmental Solutions, in August 1993 to December 31, 2001, cash compensation in the form of salaries were paid and stock options in our subsidiary were granted to our three executive officers, namely Robert G. Baker, Jerry V. Schinella, and Michael J. Gordon.

                                   The foregoing report has been approved by all members of the Board of Directors.

                                   Robert G. Baker
                                   Jerry V. Schinella
                                   Michael J. Gordon
                                   Frank P. Ragano
                                   Walter R. Arnett
                                   Olivier d'Auriol
                                   Jean Caillet

Indemnification
---------------

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

2000 Employee and Consulting Compensation Plan
----------------------------------------------

     On November 16, 2000, BBJ Environmental Technologies established an Employee and Consultant Compensation Plan (the "Plan") covering 8,000,000 shares. In March 2002, the Board of Directors approved, subject to stockholder approval, an increase in the number of shares covered by the Plan to 13,000,000. The Board believes that the increase in the number of shares reserved for issuance pursuant to the Plan is necessary to provide us with incentives to attract and retain qualified and competent officers, employees and non-employee directors.

Administration
--------------

     The Plan is administered by the Compensation Committee, subject to the Board's right to grant options during the existence of the Plan. The Compensation Committee, subject to the provisions of the Plan, has the authority to determine and designate officers, employees, directors and consultants to whom awards shall be made and the terms, conditions and restrictions applicable to each award (including, but not limited to, the option price, any restriction or limitation, any vesting schedule or acceleration thereof, and any forfeiture restrictions). The Compensation Committee may, in its sole discretion, accelerate the vesting of awards or extend the period during which an option may be exercised after an optionee ceases to be an employee of us, but not beyond the expiration of its stated term. The Board of Directors must approve all grants of Options and Stock Awards issued to our officers or directors.

Types of Awards
---------------

     The Plan is designed to enable us to offer certain officers, employees, directors and consultants of us and our subsidiaries equity interests in us and other incentive awards in order to attract, retain and reward such individuals and to strengthen the mutuality of interests between such individuals and our stockholders. In furtherance of this purpose, the Plan contains provisions for granting non-qualified stock options and Common Stock Awards.

     Stock Options. A "stock option" is a contractual right to purchase a number of shares of Common Stock at a price determined on the date the option is granted. The option price per share of Common Stock purchasable upon exercise of a stock option and the time or times at which such options shall be exercisable shall be determined by the Compensation Committee at the time of grant. Such option price shall not be less than 100% of the fair market value of the Common Stock on the date of grant. The option price must be paid in cash, money order or check or other form of equivalent cash consideration approved by the Committee.

     Options shall be exercisable at the times and subject to the conditions determined by the Compensation Committee at the date of grant, but no option may be exercisable more than ten years after the date it is granted. If the optionee ceases to be an employee of our company for any reason other than death, any option exercisable on the date of the termination of employment may be exercised for a period of thirty days (unless otherwise agreed in writing or determined by the Compensation Committee at or after the date of grant) or until the expiration of the stated term of the option, whichever period is shorter. In the event of the optionee's death, any option exercisable at the date of death may be exercised from the date of death until the expiration of the stated term of the option by the legal heirs of the Optionee, unless otherwise determined by the Compensation Committee at the date of grant.

     Common Stock Award. "Common Stock Award" are shares of Common Stock that will be issued to a recipient at the end of a restriction period, if any, specified by the Compensation Committee if he or she continues to be an employee, director or consultant of us. If the recipient remains an employee, director or consultant at the end of the restriction period, the applicable restrictions will lapse and we will issue a stock certificate representing such shares of Common Stock to the participant. If the recipient ceases to be an employee, director or consultant of us for any reason (including death, disability or retirement) before the end of the restriction period unless otherwise determined by the Compensation Committee, the restricted stock award will be terminated.

     Forfeiture. Unless otherwise determined by the Compensation Committee at the time of grant, any award of stock options will be immediately forfeited if the Compensation Committee in its sole discretion finds (after full consideration of the facts presented on behalf of both us and the Eligible Participant) that the Eligible Participant breached his or her employment or service contract, if any, with us or has been engaged in disloyalty to our company or has disclosed trade secrets or confidential information of us. In such event, the participant will also forfeit all shares of Common Stock for which we have not yet delivered the share certificates (upon refund by us of the option price in the case of stock options).

Eligibility
-----------

     Our officers, employees, directors and consultants of BBJ Environmental Technologies and our subsidiaries are eligible to be granted stock options, and Common Stock Awards. Eligibility shall be determined by the Compensation Committee; however, all Options and Stock Awards granted to officers and directors must be approved by the Board.

Termination or Amendment of the Plan
------------------------------------

     The Board may at any time amend, discontinue, or terminate all or any part of the Plan, provided, however, that unless otherwise required by law, the rights of a participant may not be impaired without his or her consent, and provided that we will seek the approval of our stockholders for any amendment if such approval is necessary to comply with any applicable federal or state securities laws or rules or regulations. Unless sooner terminated, the Plan will expire on November 16, 2010 and no awards may be granted after that date.

Awards
------

     Currently, we have outstanding options to purchase 6,145,738 shares of our Common Stock under the Plan, not including 1,400,000 options exercised at $.1575 per share in 2001. It is not possible to predict the individuals who will receive future awards under the Plan or the number of shares of Common Stock covered by any future award because such awards are wholly within the discretion of the Compensation Committee and/or Board of Directors. The table below contains information as of March 15, 2002 on the known benefits provided to certain persons and group of persons under the Plan.

--------------------------------------------------------------------------------------
                                                                            Value of
                                                                           unexercised
                                                                           options at
                              Number of Shares      Range of exercise       March 15,
Name and Position             Subject to Options    price ($) per Share      2002(1)
--------------------------------------------------------------------------------------
Robert G. Baker,
Chief Executive Officer             978,758           $1.00  - $1.25           -0-
--------------------------------------------------------------------------------------
Jerry V. Schinella,
President                           978,758             1.00 -  1.25           -0-
--------------------------------------------------------------------------------------
Michael J. Gordon,
Vice President                    1,222,956             1.17 -  1.25           -0-
--------------------------------------------------------------------------------------
All Executive Officers
as a group (three persons)        3,180,472             1.00 -  1.25           -0-
--------------------------------------------------------------------------------------
All Non-Employee
Directors as a group
(4 persons)                         280,000                     1.25           -0-
--------------------------------------------------------------------------------------
Non-Executive Officer
Employee Group                      469,500              .13 -  1.25          $420
--------------------------------------------------------------------------------------
Consultants(2)                    2,276,774             .375 -  2.00           -0-
--------------------------------------------------------------------------------------

(1) The closing sale price of the Common Stock on March 15, 2002 was $.15 per share as reported by OTC Electronic Bulletin Board. Value is calculated by multiplying (a) the difference between $.15 and the option exercise price by (b) the number of shares of Common Stock underlying the option.

(2) Not included in the table are options to purchase 1,400,000 shares of our Common Stock which were exercised by consultants at $.1575 per share.

BBJ Environmental Solutions Stock Option Plan
---------------------------------------------

     Our subsidiary, BBJ Environmental Solutions, has a Plan almost identical to ours except as to the number of shares subject to each Plan. After the November 16, 2000 adoption by the Board of our Plan, the Board authorized us to offer BBJ Environmental Solutions option holders the opportunity to exchange their options for almost identical options in our Plan, except that the number of shares of common stock subject to each option would be twice the original number of shares and the term of the options shall expire five years from the date of stockholder approval of the above matters, which occurred on May 15, 2001. All option holders in BBJ Environmental Solutions as of May 15, 2001, accepted our exchange offer. We have no plans to issue options under the BBJ Environmental Solutions Plan.

Other Stock Options
-------------------

     Outside of our stock option plans, we have granted to a non-affiliated person options to purchase 50,000 shares of our common stock at an exercise price of $1.25 per share. These options are currently beneficially owned by Karen Vickers. These options expire February 25, 2004. We also granted GunnAllen Financial, Inc., a member of the NASD, options to purchase 55,000 shares of our common stock at an exercise price of $1.25 per share. These options expire October 31, 2004. We also granted options to purchase 150,000 shares of our common stock at an exercise price of $1.25 per share to Charles Sanford, a non-affiliated person, with expiration dates ranging from August 8, 2002 to October 11, 2002. The aforesaid options to Karen Vickers and GunnAllen Financial, Inc. were originally granted by our subsidiary, BBJ Environmental Solutions and were exchanged for options in BBJ Environmental Technologies on the same terms, except that the number of options received in the exchange were twice the original number granted in BBJ Environmental Solutions.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
-------- ---------------------------------------------------------------

     The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 15, 2002 by all persons known by us to be beneficial owners of more than 5% of our Common Stock and all of our officers and directors, both individually and as a group. Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named. The address of each person is c/o BBJ Environmental Technologies, Inc. at 6802 Citicorp Blvd., Suite 500, Tampa, FL 33619. The percentage of outstanding shares is based upon 22,396,578 shares outstanding and includes options which are expected to vest within 60 days thereof, by all persons known by us to be beneficial owners of more than 5% of its common stock and all of our officers and directors, both individually and as a group.

-----------------------------------------------------------------------------------------------------
                                            Amount and Nature of Beneficial    Percentage Outstanding
Name and Address of Beneficial Owner (1)             Ownership (1)
-----------------------------------------------------------------------------------------------------
Robert G. Baker(2)                                3,815,648                             16.3
-----------------------------------------------------------------------------------------------------
Jerry V. Schinella(3)                             3,955,648                             16.9
-----------------------------------------------------------------------------------------------------
Michael J. Gordon(4)                              2,937,970                             12.5
-----------------------------------------------------------------------------------------------------
Frank P. Ragano(5 )                                 140,000                               *
-----------------------------------------------------------------------------------------------------
Walter R. Arnett                                     19,272                               *
-----------------------------------------------------------------------------------------------------
Olivier d'Auriol(6 )                                110,000                               *
-----------------------------------------------------------------------------------------------------
Jean Caillet(7)                                    600,000                               2.7
-----------------------------------------------------------------------------------------------------
Includes all of our officers and
directors as a group
(7 persons)                                      11,578,538                             45.1
-----------------------------------------------------------------------------------------------------
Banque Privee Edmond De Rothschild(8)             2,440,000                             10.6
-----------------------------------------------------------------------------------------------------
Discount Bank and Trust Company(9)                3,168,000                             12.9
-----------------------------------------------------------------------------------------------------

----------
*    Represents less than one percent of the outstanding shares of Common Stock.

(1) Unless otherwise indicated, all shares are directly beneficially owned and investing power is held by the persons named. The address of each person is c/o BBJ Environmental Technologies, Inc. at 6802 Citicorp Blvd., Suite 500, Tampa, FL 33619.

(2) Robert G. Baker may be deemed to be a founder or parent of BBJ Environmental Solutions. Includes options to purchase 978,758 shares of our Common Stock.

(3) Jerry V. Schinella may be deemed to be a founder or parent of BBJ Environmental Solutions. Includes options to purchase 978,758 shares of our Common Stock.

(4) Includes options to purchase 1,084,198 shares of our Common Stock. The figure in the table above also includes 276,534 shares owned by Mr. Gordon's children but does not include 530,990 shares held by a family trust for his brother's children that Mr. Gordon was a trustee.

(5)  Includes or represents options to purchase 140,000 shares of our Common
     Stock.

(6)  Includes or represents options to purchase 40,000 shares of our Common
     Stock.

(7)  Includes or represents options to purchase 40,000 shares of our Common
     Stock.

(8) The figure in the table above includes 1,720,000 shares of Common Stock plus the full conversion of 90,000 shares of Series A Convertible Preferred which can be converted at any time into 720,000 shares of our Common Stock. Each share of Series A Convertible Preferred Stock has one vote and shall vote together with BBJ's Common Stockholders on each matter presented for shareholder vote, except when voting as a separate class as required by Nevada law.

(9) The figure in the table above includes 960,000 shares of Common Stock plus the full conversion of 276,000 shares of Series A Convertible Preferred which can be converted at any time into 2,208,000 shares of our Common Stock. Each share of Series A Convertible Preferred Stock has one vote and shall vote together with BBJ's Common Stockholders on each matter presented for shareholder vote, except when voting as a separate class as required by Nevada law. In addition, 480,000 shares of our Common Stock is included in the table although such shares were transferred into a nominee's name without any change in the beneficial ownership.

     We do not know of any arrangement or pledge of our securities by persons now considered in control of us that might result in a change of control of us.

Item 12. Certain Relationships and Related Transactions
-------- ----------------------------------------------

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

     Herbert Maxwell, a former director and founder of us, was issued 10,000 shares in March 1996 in connection with a working capital loan. Mr. Maxwell also received 90,466 shares in December 1996 in connection with the conversion of liabilities to common stock. A. Paul Shapansky, formerly a director and our chief executive officer, was issued 1,056,146 shares in December 1996 in connection with the conversion of liabilities to common stock. Mr. Shapansky contributed $14,354 in 2000, $3,000 in 1999, $38,519 in 1998 and $18,920 in 1997
to pay certain of our liabilities.

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

     On June 30, 1998, Michael J. Gordon invested $50,000 in BBJ Environmental Solutions to acquire 48,180 shares of its common stock at a price of $.9636 per share. On July 30, 1998 and November 1, 1998, Michael J. Gordon, invested an additional $50,000 and $30,000 in BBJ Environmental Solutions to acquire 166,667 and 100,000 shares, respectively, of its common stock at a price of $.30 per share.

     On March 2, 1999, Robert P. Gordon converted $100,000 he loaned to BBJ Environmental Solutions during 1998 into 333,333 shares of its common stock.

     In December 1999, BBJ Environmental Solutions entered into a convertible debenture agreement with Michael J. Gordon in the amount of $230,000. The proceeds of the debenture were previously advanced BBJ Environmental Solutions in the form of cash advances in the aggregate amount of $157,500, $10,000 of accrued interest, and $62,500 for previous services rendered. The debenture bears interest at 10% per annum with principal and interest due in January 2001. In September 2000, this debenture was transferred by Michael J. Gordon to Robert
P. Gordon.

     In 1997, BBJ Environmental Solutions extended one of its executives a compensatory stock option to purchase up to 192,720 shares of its common stock at a price of $0.00649 per share that vested over a five-year employment period. For the years ended December 31, 1998 and 1997, we recorded compensation expense of $19,752 and $15,800, respectively, for the difference between the deemed fair value of shares at the time the options were granted and the exercise price related to this. Upon termination of employment, we provided the executive six months of severance pay in exchange for canceling all options held by the executive to purchase its common stock. Options canceled included 192,720 at $0.00649 per share, 40,000 at $1.00 per share, and 69,379 at
$1.17 per share. Severance pay expense was fully accrued as of December 31, 1999.

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

     In November and December 2000, we sold through subscription agreements 2,804,000 restricted shares of our common stock at a purchase price of $.75 per share to various overseas banks and foreign investors, for a total amount of financing of $2,103,000. A commission in the nature of a finder's fee of up to 200,000 shares of our common stock was issued to two accredited investors. The investors in this private placement also received the right to name two members of our board of directors, namely, Olivier d'Auriol and Jean Caillet. Due to the event that our revenues for the period November 1, 2000 through October 30, 2001 was less than $1,667,075, an additional 2,804,000 shares of our common stock was issued so that the purchase price was adjusted down to $.375 per share.

     BBJ Environmental Technologies entered into a convertible debenture agreement with the R.P. Gordon Children Family Trust in the amount of $84,441.37 in July 2000 and two convertible debenture agreements with Robert P. Gordon, brother of Michael J. Gordon, a Director of BBJ, in the amounts of $230,000.00 and $87,300.49 in September 2000. (The two debentures were transferred to Robert
P. Gordon from Michael J. Gordon.) The proceeds of the debentures were advanced to BBJ Environmental Solutions, bearing an interest rate of 10%. The Trust and Mr. Gordon could each elect, at any time before the maturity date of the debenture (January 10, 2001), to convert the debenture into shares of common stock of BBJ Environmental Technologies. In December 2000, the Trust and Mr.

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

     In May 2001, we received $225,000 through an option exercise of its common stock. We sold 600,000 shares of common stock, par value $.001 per share, at a cash purchase price of $.375 per share.

     Effective December 31, 2001, we received a Note for $220,500 through an option exercise of its common stock. We sold 1,400,000 shares of common stock, par value $.001 per share, at an adjusted cash purchase price of $.1575 per share. Full payment on the Note is due on or before April 15, 2002 together with interest.

     In February and March 2002, we received $244,000 in cash through the sale of Series A Convertible Preferred Stock from two overseas banks. A third payment of $122,000 is expected to be received by us on April 14, 2002. We sold 244,000 shares of our Series A Convertible Preferred Stock at a cash purchase price of $1.00 per share. The Series A Convertible Preferred Stock can be converted by the holder into eight shares of common stock at any time. Each share of Series A Convertible Preferred Stock shall have one vote and shall vote together with our Common Stockholders on each matter presented for shareholder vote, except when voting as a separate class as required by Nevada law.

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
-------- ----------------------------------------------------------------

   (a)(1)(2)        Financial Statements and Financial Statement Schedules.
                    A list of the Financial Statements and Financial
                    Statement Schedules filed as a part of this Report is set forth in Item 8, and appears at Page F-1 of this Report, which list is incorporated herein by reference.

   (a)(3)           Exhibits

   2.1        Agreement and Plan of Reorganization (incorporated by reference to Form 8-K dated June 1, 2000)
   3.1        Amended and Restated  Articles of  Incorporation as filed with the Secretary of State of the State of Nevada on June 19, 2001 (Incorporated by reference to the
              Registrant's Form 10-QSB for its quarter ended June 30, 2001).
   3.2        Designation of Rights and Preferences of Series A Convertible Preferred Stock.*
   3.6        By-Laws of the Registrant  (incorporated by reference to Registration  Statement on Form S-1, file
              Number 33-34200).
   10.1       Facility lease and Amendment No. 1 thereto (Incorporated by reference to Registrant's
              Form 10-QSB for its quarter ended June 30, 2001).
   11.1       Statement re: Computation of per share earnings (see Consolidated Statements of
              Operations and the Notes thereto).
   23.1       Consent of Accountants*
   99.1       Employee Benefit and Consulting Services Compensation Plan
              adopted November 16, 2000 (Incorporated by reference to the
              Registrant's Exhibit C to its Proxy Statement, filed in April
              2001).
   99.2       Audit Committee Charter adopted in May 2001*

----------
   *Filed herewith.

   (b)  Reports on Form 8-K.

     No Reports on Form 8-K were filed or required to be filed during the quarter ended December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 25nd day of March, 2002.

                                        BBJ ENVIRONMENTAL
                                        TECHNOLOGIES, INC.


                                        By: /s/ Robert G. Baker
                                           -------------------------------
                                        Robert G. Baker, Chief Executive Officer

     In accordance with the requirements of the Securities Act of 1933, as amended, this Registration Statement was signed by the following persons in the capacities and on the dates stated.

SIGNATURE                            TITLE                           DATE
---------                            -----                           ----


/s/ Robert G. Baker            Chairman of the Board,          March 25, 2002
--------------------------     Chief Executive Officer
Robert G. Baker


/s/ Jerry V. Schinella         President, Chief Operating     March 25, 2002
--------------------------     Officer, Chief Financial
Jerry V. Schinella             Officer, Director


/s/ Michael J. Gordon          VP Corporate Administrator,     March 25, 2002
--------------------------     Secretary, Director
Michael J. Gordon


/s/ Frank P. Ragano            Director                       March 25, 2002
--------------------------
Frank P. Ragano


/s/ Walter R. Arnett           Director                        March 25, 2002
--------------------------
Walter R. Arnett


/s/ Olivier d'Auriol           Director                        March 25, 2002
--------------------------
Olivier d'Auriol


/s/ Jean Caillet               Director                        March 25, 2002
--------------------------
Jean Caillet

Robert S. Baker, Jerry V. Schinella, Michael J. Gordon, Frank P. Ragano, Walter
R. Arnett, Olivier d'Auriol and Jean Caillet represent all the members of the Board of Directors.