Form 10QSB
period 2002-03-31
BBJ ENVIRONMENTAL TECHNOLOGIES INC
filed 2002-05-15
CIK 839439

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)


  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

  [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
        For the transition period from ________________ to ______________
                         Commission file number: 0-24016

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

          Nevada                                              13-3476854
--------------------------------------------------------------------------------
(State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)

              6802 Citicorp Blvd., Suite 500, Tampa, Florida 33619
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (813) 622-8550
                         ------------------------------
                           (issuer's telephone number)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 14, 2002, there were
                                           ------------------------------
23,396,578 shares outstanding of the issuer's Common Stock, $.001 par value.
---------------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check one):  Yes [_]  No [X]

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.
                      ------------------------------------
                                      INDEX
                                      -----

PART  I.       FINANCIAL INFORMATION                                                       Page
                                                                                           ----
       Item 1.    Financial Statements

                  Consolidated Balance Sheets as of March 31, 2002 (Unaudited)
                     and December 31, 2001                                                    3

                  Consolidated Statements of Operations (Unaudited) for the
                     Three Months ended March 31, 2002 and 2001                               4

                  Consolidated Statements of Cash Flows (Unaudited) for the
                     Three Months ended March 31, 2002 and 2001                               5

                  Notes to Consolidated Financial Statements (Unaudited)                      6-7

       Item 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                      8-10

PART  II.      OTHER INFORMATION

       Item 1.    Legal Proceedings                                                          11

       Item 2.    Changes in Securities                                                      11

       Item 3.    Defaults Upon Senior Securities                                            11

       Item 4.    Submission of Matters to a Vote of Security Holders                        11

       Item 5.    Other Information                                                          11

       Item 6.    Exhibits and Reports on Form 8-K                                           11

SIGNATURE PAGE                                                                               12

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.


                           Consolidated Balance Sheets

                                                                              (Unaudited)
                                                                             March 31, 2002       Dec. 31, 2001
                                                                             --------------       -------------
ASSETS

Current assets:
     Cash                                                                    $    25,058           $     23,856
     Accounts receivable                                                         161,079                 80,073
     Inventory                                                                    42,553                 48,159
                                                                             -----------           ------------
         Total current assets                                                    228,690                152,088

Property and equipment, net                                                       76,470                 86,199
Security deposits                                                                 15,289                 14,614
                                                                             -----------           ------------
                                                                             $   320,449           $    252,901
                                                                             ===========           ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                                   $    97,352           $     58,748
     Current portion of capital lease obligations                                  9,125                 15,261
     Bank Lines of Credit                                                         56,660                      -
                                                                             -----------           ------------
                  Total current liabilities                                      163,137                 74,009
                                                                             -----------           ------------

Stockholders' Equity:
     Preferred stock, $1.00 par value; 5,000,000 shares
         authorized; 450,000 designated Series A Convertible,
         244,000 and 0 shares issued and outstanding, respectively               244,000                      -
     Common stock, $.001 par value; 50,000,000 shares
         authorized; 23,396,578 and 22,396,578 shares issued and
         outstanding, respectively                                                23,397                 22,397
     Additional paid-in capital                                                4,462,463              4,363,463
     Accumulated deficit                                                      (4,373,048)            (3,986,468)
     Stock subscriptions receivable                                             (199,500)              (220,500)
                                                                             -----------           ------------
         Net stockholders' equity                                                157,312                178,892
                                                                             -----------           ------------

                                                                             $   320,449           $    252,901
                                                                             ===========           ============


                             See accompanying notes

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.


                      Consolidated Statements of Operations
                                  (Unaudited)

                                                                                 Three Months Ended March 31,
                                                                                    2002                2001
                                                                                   ------              ------
Sales, net                                                                      $   169,365       $    56,004

Cost of sales                                                                        55,181            26,036
                                                                                -----------       -----------

         Gross margin                                                               114,184            29,968
                                                                                -----------       -----------
Operating expense:

  Sales and marketing                                                               330,643           263,797

  General and administrative                                                        148,811           122,218

  Research and development                                                           21,310            32,412
                                                                                -----------       -----------

         Total operating expenses                                                   500,764           418,427
                                                                                -----------       -----------

         Net loss                                                               $  (386,580)      $  (388,459)
                                                                                ===========       ===========

         Net loss per share                                                     $      (.02)      $      (.02)
                                                                                ===========       ===========

         Weighted average shares outstanding                                     22,408,000        17,592,578
                                                                                ===========       ===========

                             See accompanying notes.

               BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                 Three Months Ended March 31,
                                                                                    2002           2001
                                                                                ----------      ------------
Cash flows from operating activities:
  Net loss                                                                      $ (386,580)     $ (388,459)
  Adjustment to reconcile net loss to net
     Cash used in operating activities:
       Depreciation                                                                 10,282          10,026
       Compensation due to grant of common stock                                   100,000               -
     Changes in current assets and liabilities:
       Accounts receivable                                                         (81,006)        (20,845)
       Inventory                                                                     5,606          (1,748)
       Accounts payable and accrued expenses                                        38,603           4,455
                                                                                -----------     -----------

              Net cash used in operating activities                               (313,095)       (396,571)
                                                                                -----------     -----------

Cash flows from investing activities:
  Purchase of property and equipment                                                  (553)         (2,217)
  Security deposits                                                                   (675)              -
                                                                                -----------     -----------

              Net cash used in investing activities                                 (1,228)         (2,217)
                                                                                -----------     -----------

Cash flows from financing activities:
  Proceeds from bank lines of credit                                                56,660               -
  Principal payments on capital leases                                              (6,135)         (4,640)
  Net proceeds from issuance of common and preferred stock                         265,000          (5,000)
                                                                                -----------     -----------

              Net cash provided by (used in) financing activities                  315,525          (9,640)
                                                                                -----------     -----------

Net increase (decrease) in cash                                                 $    1,202      $ (408,428)

Cash, beginning of period                                                           23,856       1,318,272
                                                                                -----------     -----------

Cash, end of period                                                             $   25,058      $  909,844
                                                                                ===========     ===========

Supplemental disclosures of cash flow information:
     Interest paid                                                              $    1,034      $    1,875
                                                                                ===========     ===========
Supplemental disclosures of non-cash financing activities:
    Issuance of one million shares of common stock
    for consulting services                                                     $  100,000      $         -
                                                                                ===========     ===========

                             See accompanying notes

              BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY

                   Notes To Consolidated Financial Statements

                                 March 31, 2002
                                   (Unaudited)

NOTE A - Basis of Presentation

         The accompanying unaudited consolidated financial statements at March 31, 2002 include the accounts of BBJ Environmental Technologies, Inc. (the "Company") and its subsidiary, BBJ Environmental Solutions, Inc. (acquired on June 1, 2000); and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of March 31, 2002 and results of operations and cash flows for the three months ended March 31, 2002 and 2001. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. For further information and a current discussion of the Company's financial condition as of December 31, 2001, references made to the audited consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001, which was previously filed in March 2002.

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

Forward - Looking Statements
----------------------------

         The information contained in this Form 10-QSB is intended to update the information contained in our Annual Report on Form 10-KSB for the year-ended December 31, 2001 and such information presumes that readers have access to, and will have read, the "Management's Discussions and Analysis of Financial Condition and Results of Operations" and other information contained in such Form 10-KSB and our other filings with the Securities Exchange Commission.

         This quarterly report on Form 10-QSB contains forwarding-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, and actual results could be significantly different than those discussed in this quarterly report on Form 10-QSB. Certain statements contained in the "Management's Discussions and Analysis of Financial Condition and Results of Operations" and elsewhere in this report are forward-looking statements. These statements discuss, among other things, expected growth, future revenues and future performance. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. The forward-looking statements are subject to risks and uncertainties including, without limitation, the following: i) insufficient working capital/possible need for additional financing - and if available, that such financing can be obtained on terms satisfactory to management; ii) competition - we face competition in the HVAC/R market from competing technologies and direct competition from additional companies that may enter this market with greater resources and experience than us; and iii) need to obtain qualified personnel - successful implementation of our business plan is dependent on successfully recruiting, training, and retaining qualified personnel in several key positions. The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us. All forward-looking statements included in this document are made as of the date hereof, based on information available to us on the date thereof and we assume no obligation to update any forward-looking statements.

Results of Operations
---------------------

         During the three months ended March 31, 2002, we generated revenues from product sales of $169,365 compared to $56,004 for the three months ended March 31, 2001. The increase was due to the implementation of a sales and marketing strategy to focus sales efforts on distributing our products primarily through established national and regional wholesale distributors in the heating, ventilation and air-conditioning and refrigeration industry. Our strategy is to gain entry into these distributors through a combination of our own outside sales force and manufacturer's representative companies that have established relationships.

         Total operating expenses increased to $500,764 for the three months ended March 31, 2002 from $418,427 for the three months ended March 31, 2001. This increase was due primarily to an earned stock bonus granted to our director of sales for expanding distribution and sales growth. Without such bonus, operating expenses would have decreased by $17,633 or approximately 4% from the comparable period of the prior year. Operating expenses are expected to increase in future periods as we expand our sales organization to increase sales in future periods. For the three months ended March 31, 2002 and 2001, the Company incurred a net loss of $386,580 and $388,459, respectively. Without the aforementioned stock bonus, our net loss would have decreased $101,879 or approximately 26% from the comparable period of the prior year. Management believes that if sales continue to grow as expected, we will be marginally profitable in the fourth quarter of 2002.

         As we move forward, management believes that we can fully implement our business plan by doing the following: increasing sales through the further development of national and regional wholesale distributors, distributing our promotional materials, participating in trade shows/organization memberships, and completing current research, product development and studies currently underway. While we believe that these efforts will ultimately result in increased sales and profitable operations, we can provide no assurances in this regard.

Liquidity and Capital Resources
-------------------------------

         As of March 31, 2002, we had net stockholders' equity of $157,312, accumulated deficit of $4,373,048, and working capital of $65,553. During the three months ended March 31, 2002 and March 31, 2001, we used cash in operating activities of $313,095 and $396,571, respectively, primarily a result of losses incurred by us. During the three months ended March 31, 2002 and March 31, 2001, cash flows from financing activities amounted to $315,525 and $(9,640), respectively. During the three months ended March 31, 2002, cash was provided by financing activities from the sale of capital stock of $265,000 and proceeds from bank lines of credit totaling $56,660 partially offset by payments on capital leases totaling $6,135. During the three months ended March 31, 2001, cash was used in financing activities to make payments on capital leases and to sell our capital stock.

         We sustained losses of $386,580 in the three months ended March 31, 2002 and $1,470,373 in 2001.We have an accumulated deficit of $4,373,048 as of March 31, 2002. These factors raise substantial doubt as to our ability to continue as a going concern. Management intends to cure these issues through the full implementation of our new sales and marketing strategy to create product demand through heating, ventilation, air-conditioning and refrigeration wholesale distribution channels and obtaining alternative sources of financing for our short and long term needs as described below:

     . Between February and May 2002, we received $366,000 in cash through the sale of our Series A Convertible Preferred Stock at a purchase price of $1.00 per share from two overseas banks that were part of the same group that invested approximately $2.1 million in our company in 2000. Each share of the Series A Convertible Preferred Stock can be converted at anytime by the holder into eight shares of our common stock. Each share of Series A Convertible Preferred Stock shall have one vote and shall vote together with our common stockholders on each matter presented for shareholder vote, except when voting as a separate class is required by Nevada law.

     . Effective December 31, 2001, we received a note receivable for $220,500 through an option exercise of 1.4 million shares of our common stock at a cash purchase price of $.1575 per share. Payments of $21,000 and $50,000 were made on March 14, 2002 and May 10, 2002, respectively. The remaining balance of the note is to be paid in full by May 31, 2002, together with interest.

     . We are currently seeking to raise approximately $500,000 of additional financing through the sale of capital stock and /or debt financing from affiliated parties, private and/or institutional sources. We can provide no assurances that our efforts to raise additional financing for our short term (and long term) needs will be successful or, if successful, that such financing will be on terms satisfactory to us.

                           PART II - OTHER INFORMATION

Item 1.      Legal Proceedings:  None
             ------------------

Item 2.      Changes in Securities:
             ----------------------

         In February and March 2002, we received $244,000 in cash through the sale of Series A Convertible Preferred Stock from two overseas banks. A third payment of $122,000 was received by us on April 12, 2002. We sold 366,000 shares of our Series A Convertible Preferred Stock at a cash purchase price of $1.00 per share. Each Series A Convertible Preferred Stock can be converted by the holder into eight shares of common stock at any time. Each share of Series A Convertible Preferred Stock shall have one vote and shall vote together with our Common Stockholders on each matter presented for shareholder vote, except when voting as a separate class as required by Nevada law. No assurances can be given that our efforts to raise additional financing for our short term (and long term) needs will be successful or, if successful, that such financing will be on terms satisfactory to us.

Item 3.      Defaults Upon Senior Securities:  None
             -------------------------------

Item 4.      Submissions of Matters to a Vote of Security Holders:
             ----------------------------------------------------

         During the quarter ended March 31, 2002 no matters were submitted to a vote of security holders. However, on April 19, 2002, a Definitive Schedule 14C Information Statement was filed with the SEC and was mailed on April 22, 2002 to stockholders of record at the close of business on April 19, 2002. As of May 13, 2002, a shareholder majority took action, by written consent, in lieu of an annual meeting of shareholders to approve the following: i) re-elect the companies existing seven directors, namely Robert Baker, Jerry Schinella, Michael Gordon, Olivier d'Auriol, Jean Caillet, Frank Ragano and Walter Arnett, for a period of one year and until their successors are elected and shall qualify; ii) to ratify, adopt and approve the selection of Kirland, Russ, Murphy & Tapp as the Company's independent auditors for the upcoming fiscal year; and
iii) to ratify, adopt and approve an increase in the number of shares of Common Stock underlying the Company's 2000 Employee Benefit and Consulting Services Compensation Plan dated November 16, 2000 from 8,000,000 shares to 13,000,000 shares of Common Stock. Common stockholders holding the right to vote 11,611,814 shares and Series A Preferred stockholders holding the right to vote 366,000 shares voted, by written consent, in favor of the aforementioned actions, with no votes cast against or abstained from voting.

Item 5.      Other Information:

         On April 15, 2002, we agreed to issue one million shares of our Company's Common Stock to our director of sales consultant as a bonus. As of April 15, 2002, these shares have a value of $100,000 and recorded as sales and marketing expense for the three months ended March 31, 2002.

         On May 14, 2002, we received notice from one of our directors, Frank Ragano, that due to personal reasons, he found it necessary to resign as Chairman of the Compensation Committee and from the Board of Directors of the Company.

Item 6.      Exhibits and Reports on Form 8-K:
             ---------------------------------


(a)          Exhibits

    Exhibit No.  Description
    -----------  -----------

        2.1 Agreement and Plan of Reorganization (incorporated by reference to Form 8-K dated June 1, 2000)
        3.1 Amended and Restated Articles of Incorporation as filed with the Secretary of State of the State of Nevada on June 19, 2001 (Incorporated by reference to the Registrant's Form 10-QSB for its quarter ended June 30, 2001).
        3.2 Designation of Rights and Preferences of Series A Convertible Preferred Stock (incorporated by reference to Registrant's Form 10-KSB for its year ended December 31, 2001).
        3.6 By-Laws of the Registrant (incorporated by reference to Registration Statement on Form S-1, file Number 33-34200).
        10.1 Facility lease and Amendment No. 1 thereto (Incorporated by reference to Registrant's F 10-QSB for its quarter ended June 30, 2001).
        11.1 Statement re: Computation of per share earnings (see Consolidated Statements of Operations and the Notes thereto).
        99.1 Employee Benefit and Consulting Services Compensation Plan adopted November 16, 2000 (Incorporated by reference the Registrant's Exhibit C to its Proxy Statement, filed in April
                 2001).
        99.2 Amendment to Employee Benefit and Consulting Services Compensation Plan adopted November 16, 2000.*
        99.3 Audit Committee Charter adopted in May 2001(incorporated by reference to Registrant's Form 10-KSB for its year en December 31, 2001).

         --------------
         *Filed herewith.

(b)          Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended March 31, 2001:

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BBJ ENVIRONMENTAL TECHNOLOGIES, INC.


Dated:  May 14, 2002                /s/ Robert G. Baker
                                    --------------------------------------------
                                    Robert G. Baker, Chairman and CEO


                                    /s/ Jerry V. Schinella
                                    --------------------------------------------
                                    Jerry V. Schinella, President and COO