Form 10QSB
period 2002-06-30
BBJ ENVIRONMENTAL TECHNOLOGIES INC
filed 2002-08-08
CIK 839439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to ______________

Commission file number: 0-24016

BBJ ENVIRONMENTAL TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in it charter)

Nevada (State or other jurisdiction of incorporation or organization)	65-1148155 (IRS Employer Identification No.)

6802 Citicorp Blvd., Suite 500, Tampa, Florida 33619
(Address of principal executive offices)

(813) 622-8550
(issuer’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 mo0nths (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 8, 2002, of the issuer’s Common Stock, $.001 par value, there were 26,386,578 shares outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

BBJ ENVIRONMENTAL TECHNOLOGIES, INC.
INDEX

SIGNATURE PAGE	13

BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2002	Dec. 31, 2001

ASSETS
Current assets:
Cash	$46,147	$23,856
Accounts receivable	207,202	80,073
Inventory	46,475	48,159

Total current assets	299,824	152,088
Property and equipment, net	69,628	86,199
Security deposits	15,289	14,614

	$384,741	$252,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$203,221	$58,748
Current portion of capital lease obligations	3,077	15,261
Bank lines of credit	68,077	—

Total current liabilities	$274,375	$74,009

Stockholders’ equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized; 450,000 designated Series A Convertible, 276,000 and 0 shares issued and outstanding, respectively	276,000	—
Common stock, $.001 par value; 50,000,000 shares authorized; 26,386,578 and 22,396,578 shares issued and outstanding, respectively	26,387	22,397
Additional paid-in capital	5,168,473	4,363,463
Accumulated deficit	(4,835,494)	(3,986,468)
Stock subscriptions receivable	(525,000)	(220,500)

Net stockholders’ equity	110,366	178,892

	$384,741	$252,901

See accompanying notes.

BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Sales, net	$208,888	$84,258	$378,253	$140,262
Cost of sales	72,625	28,445	127,806	54,481

Gross margin	136,263	55,813	250,447	85,781

Operating expenses:
Sales and marketing	285,107	226,672	615,750	490,469
General and administrative	285,822	138,571	434,633	260,789
Research and development	27,780	47,027	49,090	79,439

Total operating expenses	598,709	412,270	1,099,473	830,697

Net loss	$(462,446)	$(356,457)	$(849,026)	$(744,916)

Net loss per share	$(0.02)	$(0.02)	$(0.04)	$(0.04)

Weighted average shares outstanding	24,170,000	17,988,000	23,294,000	17,791,000

See accompanying notes.

BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(849,026)	$(744,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20,432	19,954
Compensation due to grant of common stock	240,000	—
Changes in current assets and liabilities:
Accounts receivable	(127,129)	(23,283)
Inventory	1,684	(14,348)
Accounts payable and accrued expenses	98,472	19,667

Net cash used in operating activities	(615,567)	(742,926)

Cash flows from investing activities:
Purchase of property and equipment	(3,861)	(7,709)
Security deposits	(675)	—

Net cash used in investing activities	(4,536)	(7,709)

Cash flows from financing activities:
Proceeds from bank lines of credit	68,077	—
Principal payments on capital leases	(12,183)	(9,046)
Net proceeds from issuance of preferred and common stock	586,500	220,000

Net cash provided by financing activities	642,394	210,954

Net increase (decrease) in cash	22,291	(539,681)
Cash, beginning of period	23,856	1,318,272

Cash, end of period	$46,147	$778,591

Supplemental disclosures of cash flow information:
Interest paid	$3,142	$3,696

Supplemental disclosures of non-cash financing activities:
Conversion of convertible preferred stock into 720,000 shares of common stock	$90,000	$—
Issuance of 70,000 shares of common stock for legal services	14,000	—
Issuance of 1,400,000 shares of common stock for stock subscriptions receivable	$525,000	$—

See accompanying notes.

BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2002
(Unaudited)

NOTE A – Basis of Presentation

            The accompanying unaudited consolidated financial statements at June 30, 2002 include the accounts of BBJ Environmental Technologies, Inc. and its subsidiary, BBJ Environmental Solutions, Inc. (acquired on June 1, 2000); and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of June 30, 2002 and results of operations and cash flows for the three and six months ended June 30, 2002 and 2001. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. For further information and a current discussion of the Company’s financial condition as of December 31, 2001, references should be made to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2001, which was previously filed in March 2002.

NOTE B – Organization and Description of Business

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

            The Company is operating through its newly acquired subsidiary, BBJ Environmental Solutions, Inc. BBJ Environmental Solutions was formed under the laws of the State of Florida in August 1993. BBJ Environmental Solutions develops, manufactures, and markets products and devices that control contamination and air pollution in heating, ventilation, air-conditioning, and refrigeration (“HVAC/R”) systems in homes, offices, health care facilities, schools, food processing plants, and public buildings. All references to “the Company” include BBJ Environmental Technologies, Inc. and BBJ Environmental Solutions, Inc. unless the context indicates otherwise.

NOTE C – Recapitalization

            On May 31, 2000, the Company’s stockholders approved a reverse stock split of one-for-three, which became effective on June 2, 2000. Contemporaneously, the Company issued 12,410,666 post-split shares of its common stock in exchange for all the issued and outstanding shares of capital stock of BBJ Environmental Solutions in a recapitalization transaction accounted for similar to a reverse acquisition (“Recapitalization”). All share and per share amounts in this Form 10-QSB have been adjusted to give retroactive effect to the aforementioned reverse stock split of one-for-three and the issuance of the 12,410,666 post-split shares. No change in per share value or authorized number of shares of capital stock occurred as a result of the reverse stock split. The Company was formerly a non-operating public shell corporation with no significant assets and was treated as the “acquired” company in the transaction, but remains the surviving legal entity. Accordingly, the transaction was treated as an issuance of stock by BBJ Environmental Solutions for the net monetary assets of the Company, accompanied by a recapitalization. Since this transaction is in substance a recapitalization of BBJ and not a business combination, a valuation was not performed and no goodwill was recorded. In connection with the Recapitalization, the Company’s name was changed to BBJ Environmental Technologies, Inc.

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

NOTE D – Computation of Net Loss Per Common Share

            Loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward – Looking Statements

            The information contained in this Form 10-QSB is intended to update the information contained in our Annual Report on Form 10-KSB for the year-ended December 31, 2001 and such information presumes that readers have access to, and will have read, the “Management’s Discussions and Analysis of Financial Condition and Results of Operations” and other information contained in such Form 10-KSB and our other filings with the Securities Exchange Commission.

            This quarterly report on Form 10-QSB contains forwarding-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, and actual results could be significantly different than those discussed in this quarterly report on Form 10-QSB. Certain statements contained in the “Management’s Discussions and Analysis of Financial Condition and Results of Operations” and elsewhere in this report are forward-looking statements. These statements discuss, among other things, expected growth, future revenues and future performance. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. The forward-looking statements are subject to risks and uncertainties including, without limitation, the following: i) insufficient working capital/possible need for additional financing - and if available, that such financing can be obtained on terms satisfactory to management; ii) competition - we face competition in the HVAC/R market from competing technologies and direct competition from additional companies that may enter this market with greater resources and experience than us; and iii) need to obtain qualified personnel - successful implementation of our business plan is dependent on successfully recruiting, training, and retaining qualified personnel in several key positions. The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us. All forward-looking statements included in this document are made as of the date hereof, based on information available to us on the date thereof and we assume no obligation to update any forward-looking statements.

Results of Operations

            During the three and six months ended June 30, 2002, BBJ generated revenues from product sales of $208,888 and $378,253, respectively, compared to $84,258 and $140,262 for the three and six months ended June 30, 2001, respectively. The increase was due primarily to the implementation of a sales and marketing strategy to focus sales efforts on distributing our products primarily through established national and regional wholesale distributors in the heating, ventilation and air-conditioning and refrigeration industry. Our strategy is to gain entry into these distributors through a combination of our own outside sales force and manufacturer’s representative companies that have established relationships.

            Total operating expenses increased to $598,709 and $1,099,473 for the three and six months ended June 30, 2002, respectively, from $412,270 and $830,697 for the three and six months ended June 30, 2001, respectively. The increase was due primarily to i) an earned stock bonus granted to our director of sales for expanding distribution and sales growth; ii) the issuance of common stock for consulting services to provide investor relation services; and iii) the recruiting and training of additional sales personnel. For the three and six months ended June 30, 2002, the Company incurred a net loss of $462,446 and $849,026, respectively, compared to a net loss of $356,457 and $744,916 for the same periods in 2001. Without the aforementioned stock issued for sales growth and consulting services, our net loss would have decreased $34,011 and $135,890 for the three and six months ended June 30, 2002, respectively, compared to the same periods last year. Management believes that if sales continue to grow as expected, we will be marginally profitable in the fourth quarter of 2002.

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

Liquidity and Capital Resources

            As of June 30, 2002, the Company had net stockholders’ equity of $110,366, accumulated deficit of $4,835,494 and working capital of $25,449. During the six months ended June 30, 2002 and June 30, 2001, the net cash used in operating activities was $615,567 and $742,926, respectively. This was primarily a result of losses incurred by the Company during those periods. For the six months ended June 30, 2002, compensation due to grant of common stock of $240,000 and an increase in accounts payable and accrued expenses of $98,472 reduced our net cash used in operating activities, which was partially offset by an increase in accounts receivable of $127,129. During the six months ended June 30, 2002 and June 30, 2001, net cash used in investing activities was $4,536 and $7,709, respectively. During the six months ended June 30, 2002 and June 30, 2001, net cash flows from financing activities amounted to $642,394 and $210,954, respectively. For the six months ended June 30, 2002, cash was provided by financing activities from the sale of capital stock of $586,500 and proceeds from bank lines of credit totaling $68,077 partially offset by payments on capital leases totaling $12,183. During the six months ended June 30, 2001, cash was provided by financing activities from the sale of our Common Stock partially offset by payments on capital leases.

            For the three and six months ended June 30, 2002 and for the year ended December 31, 2001, we sustained losses of $462,446, $849,026 and $1,470,373, respectively. These factors raise substantial doubt as to our ability to continue as a going concern. Management intends to cure these issues through the full implementation of our new sales and marketing strategy to create product demand through heating, ventilation, air-conditioning and refrigeration wholesale distribution channels and obtaining alternative sources of financing for our short and long term needs as described below:

•	Between February and May 2002, we received $366,000 in cash through the sale of our Series A Convertible Preferred Stock at a purchase price of $1.00 per share from two overseas banks that were part of the same group that invested approximately $2.1 million in our company in 2000. Each share of the 366,000 Series A Convertible Preferred Stock issued can be converted at anytime by the holder into eight shares of our common stock. Each share of Series A Convertible Preferred Stock shall have one vote and shall vote together with our common stockholders on each matter presented for shareholder vote, except when voting as a separate class is required by Nevada law. As of the date of this filing, 90,000 Series A Convertible Preferred Stock have been converted into 720,000 shares of restricted Common Stock.

•	Effective December 31, 2001, we received a note receivable for $220,500 through an option exercise of 1.4 million shares of our common stock at a cash purchase price of $.1575 per share. Payments of $21,000 and $100,000 were made in March 2002 and May 2002, respectively. The remaining balance of the note was paid in full in June 2002, together with interest.

•	Effective June 5, 2002, we received a note receivable for $525,000 through an option exercise of 1.4 million shares of our common stock at a cash purchase price of $.375 per share. The note is to be paid in full by September 30, 2002, together with interest.

•	We are currently seeking to raise approximately $500,000 of additional financing through the sale of capital stock and/or debt financing from affiliated parties, private and/or institutional sources. We can provide no assurances that our efforts to raise additional financing for our short term (and long term) needs will be successful or, if successful, that such financing will be on terms satisfactory to us.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings : None

Item 2.	Changes in Securities :

            In February and March 2002, we received $244,000 in cash through the sale of Series A Convertible Preferred Stock from two overseas banks. A third payment of $122,000 was received by us on April 12, 2002. We sold 366,000 shares of our Series A Convertible Preferred Stock at a cash purchase price of $1.00 per share. Each Series A Convertible Preferred Stock can be converted by the holder into eight shares of common stock at any time. Each share of Series A Convertible Preferred Stock shall have one vote and shall vote together with our Common Stockholders on each matter presented for shareholder vote, except when voting as a separate class as required by Nevada law. On May 23, 2002, 90,000 shares of the Series A Convertible Preferred Stock were converted into 720,000 shares of our restricted Common Stock. No assurances can be given that our efforts to raise additional financing for our short term (and long term) needs will be successful or, if successful, that such financing will be on terms satisfactory to us.

Item 3.	Defaults Upon Senior Securities : None

Item 4.	Submissions of Matters to a Vote of Security Holders :

            During the quarter ended June 30, 2002, on April 19, 2002, a Definitive Schedule 14C Information Statement was filed with the SEC and was mailed on April 22, 2002 to stockholders of record at the close of business on April 19, 2002. On May 13, 2002, a shareholder majority took action, by written consent, in lieu of an annual meeting of shareholders to approve the following: i) re-elect the companies existing seven directors, namely Robert Baker, Jerry Schinella, Michael Gordon, Olivier d’Auriol, Jean Caillet, Frank Ragano and Walter Arnett, for a period of one year and until their successors are elected and shall qualify; ii) to ratify, adopt and approve the selection of Kirkland, Russ, Murphy & Tapp as the Company’s independent auditors for the upcoming fiscal year; and iii) to ratify, adopt and approve an increase in the number of shares of Common Stock underlying the Company’s 2000 Employee Benefit and Consulting Services Compensation Plan dated November 16, 2000 from 8,000,000 shares to 13,000,000 shares of Common Stock. Common stockholders holding the right to vote 11,611,814 shares and Series A Preferred stockholders holding the right to vote 366,000 shares voted, by written consent, in favor of the aforementioned actions, with no votes cast against or abstained from voting.

Item 5.	Other Information :

            On April 15, 2002, we agreed to issue one million shares of our Company’s Common Stock to our director of sales consultant as a bonus. As of April 15, 2002, these shares had a value of $100,000 and were recorded as a sales and marketing expense for the three months ended March 31, 2002.

            On April 15, 2002, we entered into a Financial Advisory and Consulting Agreement with ACOL International, Ltd. to provide investor relation services. The services include, without limitation: disseminating investor relation packages and corporate profiles to pre-qualified brokers; introductions to market makers interested in making markets in Company’s common stock; increase awareness among institutional and individual investors; introduce industry analysts to the Company; seek potential Merger and Acquisition candidates; promote awareness of the company in the business community of geographic areas where we wish to establish greater distribution; introduce BBJ to large individual investors in order to provide potential sources of funding and to broaden investor base; and introduce BBJ to brokerage firms with objective of their research departments tracking BBJ’s progress. For the quarter ended June 30, 2002, BBJ reported a one-time charge of $140,000 in connection with these services as a result of the issuance of 1.4 million shares to be issued over the life of this eight month contract, in lieu of cash payments.

            On May 14, 2002, we received notice from one of our directors, Frank Ragano, that due to personal reasons, he found it necessary to resign as Chairman of the Compensation Committee and from the Board of Directors of the Company.

            On June 14, 2002, we received notice from one of our directors, Michael J. Gordon, that due to personal reasons, he found it necessary to resign as Vice President of the Company and from the Board of Directors of the Company. However, Mr. Gordon has agreed to continue working for the Company as a consultant.

            On June 5, 2001, we filed a Form S-8 Registration Statement to register the issuance of 8,000,000 shares of BBJ Environmental Technologies Common Stock pursuant to its 2000 Employee Benefit and Consulting Service Compensation Plan. In May 2002, the stockholders of our company approved an increase in the number of shares underlying the plan to 13,000,000 shares. On June 18, 2002, we filed a Form S-8 Registration Statement with the Securities and Exchange Commission to register the additional 5,000,000 shares.

            On June 26, 2002, we entered into a Consulting Agreement with Westport Strategic Partners at a monthly cost of $2,500 to provide various consulting services which include, without limitation: research report to be distributed to a combination of brokers, dealers, institutions and micro and small cap funds; consultation on shareholder relations; and distribution of updated corporate profiles and other financial information to the leading providers of fundamental business data so that both current and potential investors can readily access this information.

            On July 11, 2002, we filed a Form SB-2 Registration Statement with the Securities and Exchange Commission to register 2,220,966 shares of our Common Stock on behalf of 17 shareholders. This Registration Statement has not been declared effective as of the date hereof.

Item 6.	Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization (incorporated by reference to Form 8-K dated June 1, 2000).

3.1	Amended and Restated Articles of Incorporation as filed with the Secretary of State of the State of Nevada on June 19, 2001 (incorporated by reference to the Registrant’s Form 10-QSB for its quarter ended June 30, 2001).

3.2	Designation of Rights and Preferences of Series A Convertible Preferred Stock (incorporated by reference to Registrant’s Form 10-KSB for its year ended December 31, 2001).

3.6	By-Laws of the Registrant (incorporated by reference to Registration Statement on Form S-1, file Number 33-34200).

10.1	Facility lease and Amendment No. 1 thereto (incorporated by reference to Registrant’s Form 10-QSB for its quarter ended June 30, 2001).

10.2	Agreement with ACOL International Ltd. dated as of April 15, 2002 (incorporated by reference to Registration Statement on Form SB-2, filed July 11, 2002).

10.3	Management Consulting and Business Development Agreement with Michael Nole dated November 1, 2001 (incorporated by reference to Registration Statement on Form SB-2, filed July 11, 2002).

10.4	Amendment to Management Consulting and Business Development Agreement with Michael Nole dated as of April 15, 2002 (incorporated by reference to Registration Statement on Form SB-2, filed July 11, 2002).

10.5	Consulting Agreement with Westport Strategic Partners, dated as of June 26, 2002.*

11.1	Statement re: Computation of per share earnings (see Consolidated Statements of Operations and the Notes thereto).

99.1	Employee Benefit and Consulting Services Compensation Plan adopted November 16, 2000 (incorporated by reference to the Registrant’s Exhibit C to its Proxy Statement, filed in April 2001).

99.2	Amendment to Employee Benefit and Consulting Services Compensation Plan adopted November 16, 2000 (incorporated by reference to the Registrant’s Form 10-QSB for its quarter ended March 31, 2002).

99.3	Audit Committee Charter adopted in May 2001(incorporated by reference to Registrant’s Form 10-KSB for its year ended December 31, 2001).

______________

*	Filed herewith

(b)   Reports on Form 8-K.

            No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

            In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BBJ ENVIRONMENTAL TECHNOLOGIES, INC.
Dated: August 8, 2002	/s/ Robert G. Baker

Robert G. Baker, Chairman and CEO

/s/ Jerry V. Schinella

Jerry V. Schinella, President and COO

Exhibit Index

2.1	Agreement and Plan of Reorganization (incorporated by reference to Form 8-K dated June 1, 2000).

3.1	Amended and Restated Articles of Incorporation as filed with the Secretary of State of the State of Nevada on June 19, 2001 (incorporated by reference to the Registrant’s Form 10-QSB for its quarter ended June 30, 2001).

3.2	Designation of Rights and Preferences of Series A Convertible Preferred Stock (incorporated by reference to Registrant’s Form 10-KSB for its year ended December 31, 2001).

3.6	By-Laws of the Registrant (incorporated by reference to Registration Statement on Form S-1, file Number 33-34200).

10.1	Facility lease and Amendment No. 1 thereto (incorporated by reference to Registrant’s Form 10-QSB for its quarter ended June 30, 2001).

10.2	Agreement with ACOL International Ltd. dated as of April 15, 2002 (incorporated by reference to Registration Statement on Form SB-2, filed July 11, 2002).

10.3	Management Consulting and Business Development Agreement with Michael Nole dated November 1, 2001 (incorporated by reference to Registration Statement on Form SB-2, filed July 11, 2002).

10.4	Amendment to Management Consulting and Business Development Agreement with Michael Nole dated as of April 15, 2002 (incorporated by reference to Registration Statement on Form SB-2, filed July 11, 2002).

10.5	Consulting Agreement with Westport Strategic Partners, dated as of June 26, 2002.*

11.1	Statement re: Computation of per share earnings (see Consolidated Statements of Operations and the Notes thereto).

99.1	Employee Benefit and Consulting Services Compensation Plan adopted November 16, 2000 (incorporated by reference to the Registrant’s Exhibit C to its Proxy Statement, filed in April 2001).

99.2	Amendment to Employee Benefit and Consulting Services Compensation Plan adopted November 16, 2000. (incorporated by reference to the Registrant’s Form 10-QSB for its quarter ended March 31, 2002).

99.3	Audit Committee Charter adopted in May 2001(incorporated by reference to Registrant’s Form 10-KSB for its year ended December 31, 2001).

______________

*	Filed herewith.