Form 10QSB/A
period 2002-06-30
BBJ ENVIRONMENTAL TECHNOLOGIES INC
filed 2002-08-15
CIK 839439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB/A

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

Item 6.	Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization (incorporated by reference to Form 8-K dated June 1, 2000).

3.1	Amended and Restated Articles of Incorporation as filed with the Secretary of State of the State of Nevada on June 19, 2001 (incorporated by reference to the Registrant’s Form 10-QSB for its quarter ended June 30, 2001).

3.2	Designation of Rights and Preferences of Series A Convertible Preferred Stock (incorporated by reference to Registrant’s Form 10-KSB for its year ended December 31, 2001).

3.6	By-Laws of the Registrant (incorporated by reference to Registration Statement on Form S-1, file Number 33-34200).

10.1	Facility lease and Amendment No. 1 thereto (incorporated by reference to Registrant’s Form 10-QSB for its quarter ended June 30, 2001).

10.2	Agreement with ACOL International Ltd. dated as of April 15, 2002 (incorporated by reference to Registration Statement on Form SB-2, filed July 11, 2002).

10.3	Management Consulting and Business Development Agreement with Michael Nole dated November 1, 2001 (incorporated by reference to Registration Statement on Form SB-2, filed July 11, 2002).

10.4	Amendment to Management Consulting and Business Development Agreement with Michael Nole dated as of April 15, 2002 (incorporated by reference to Registration Statement on Form SB-2, filed July 11, 2002).

10.5	Consulting Agreement with Westport Strategic Partners, dated as of June 26, 2002.*

11.1	Statement re: Computation of per share earnings (see Consolidated Statements of Operations and the Notes thereto).

99.1	Employee Benefit and Consulting Services Compensation Plan adopted November 16, 2000 (incorporated by reference to the Registrant’s Exhibit C to its Proxy Statement, filed in April 2001).

99.2	Amendment to Employee Benefit and Consulting Services Compensation Plan adopted November 16, 2000 (incorporated by reference to the Registrant’s Form 10-QSB for its quarter ended March 31, 2002).

99.3	Audit Committee Charter adopted in May 2001(incorporated by reference to Registrant’s Form 10-KSB for its year ended December 31, 2001).

99.4	Certifications of Chief Executive Officer and Chief Financial Officer.

______________

*	Filed herewith

(b)   Reports on Form 8-K.

            No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURES

            In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BBJ ENVIRONMENTAL TECHNOLOGIES, INC.
Dated: August 15, 2002	/s/ Robert G. Baker

Robert G. Baker, Chairman and CEO

/s/ Jerry V. Schinella

Jerry V. Schinella, President and COO

Exhibit Index

2.1	Agreement and Plan of Reorganization (incorporated by reference to Form 8-K dated June 1, 2000).

3.1	Amended and Restated Articles of Incorporation as filed with the Secretary of State of the State of Nevada on June 19, 2001 (incorporated by reference to the Registrant’s Form 10-QSB for its quarter ended June 30, 2001).

3.2	Designation of Rights and Preferences of Series A Convertible Preferred Stock (incorporated by reference to Registrant’s Form 10-KSB for its year ended December 31, 2001).

3.6	By-Laws of the Registrant (incorporated by reference to Registration Statement on Form S-1, file Number 33-34200).

10.1	Facility lease and Amendment No. 1 thereto (incorporated by reference to Registrant’s Form 10-QSB for its quarter ended June 30, 2001).

10.2	Agreement with ACOL International Ltd. dated as of April 15, 2002 (incorporated by reference to Registration Statement on Form SB-2, filed July 11, 2002).

10.3	Management Consulting and Business Development Agreement with Michael Nole dated November 1, 2001 (incorporated by reference to Registration Statement on Form SB-2, filed July 11, 2002).

10.4	Amendment to Management Consulting and Business Development Agreement with Michael Nole dated as of April 15, 2002 (incorporated by reference to Registration Statement on Form SB-2, filed July 11, 2002).

10.5	Consulting Agreement with Westport Strategic Partners, dated as of June 26, 2002.*

11.1	Statement re: Computation of per share earnings (see Consolidated Statements of Operations and the Notes thereto).

99.1	Employee Benefit and Consulting Services Compensation Plan adopted November 16, 2000 (incorporated by reference to the Registrant’s Exhibit C to its Proxy Statement, filed in April 2001).

99.2	Amendment to Employee Benefit and Consulting Services Compensation Plan adopted November 16, 2000. (incorporated by reference to the Registrant’s Form 10-QSB for its quarter ended March 31, 2002).

99.3	Audit Committee Charter adopted in May 2001(incorporated by reference to Registrant’s Form 10-KSB for its year ended December 31, 2001).

99.4	Certifications of Chief Executive Officer and Chief Financial Officer.*

______________

*	Filed herewith.