Form 10QSB
period 2002-09-30
BBJ ENVIRONMENTAL TECHNOLOGIES INC
filed 2002-11-13
CIK 839439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ________________ to ________________

Commission file number: 33-11059-A

BBJ ENVIRONMENTAL TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in it charter)

Nevada (State or other jurisdiction of incorporation or organization)	13-3476854 (IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:As of October 31, 2002, there were 34,914,578 shares of common stock issued and outstanding, not including 500,000 shares that have been accrued on the Company’s books and records to be issued to a consultant of the Company.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

BBJ ENVIRONMENTAL TECHNOLOGIES, INC.

SIGNATURE PAGE	17

BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2002	Dec. 31, 2001

	(Unaudited)

ASSETS
Current assets:
Cash	$7,136	$23,856
Accounts receivable	135,341	80,073
Inventory	54,519	48,159

Total current assets	196,996	152,088
Property and equipment, net	66,349	86,199
Security deposits	14,796	14,614

	$278,141	$252,901

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$192,983	$58,748
Current portion of capital lease obligations	—	15,261
Bank lines of credit	25,000	—
Bridge loans	20,000	—

Total current liabilities	237,983	74,009

Stockholders’ equity:
Preferred stock, $1.00 par value; 5,000,000 shares authorized; 450,000 designated Series A Convertible, none issued	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 30,214,578 and 22,396,578 shares issued and outstanding, respectively	30,215	22,397
Additional paid-in capital	5,662,045	4,363,463
Accumulated deficit	(5,127,102)	(3,986,468)
Stock subscriptions receivable	(525,000)	(220,500)

Net stockholders’ equity	40,158	178,892

	$278,141	$252,901

See accompanying notes.

BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,

	2002	2001	2002	2001

Sales, net	$177,072	$106,374	$555,325	$246,636

Cost of sales	62,056	33,689	189,862	88,170

Gross margin	115,016	72,685	365,463	158,466

Operating Expenses:
Sales and marketing	255,251	222,476	871,001	712,945
General and administrative	136,722	120,635	571,355	381,424
Research and development	14,651	33,011	63,741	112,450

Total operating expenses	406,624	376,122	1,506,097	1,206,819

Net loss	$(291,608)	$(303,437)	$(1,140,634)	$(1,048,353)

Net loss per share	$(0.01)	$(0.02)	$(0.05)	$(0.06)

Weighted Average Shares Outstanding	28,336,000	18,192,578	24,993,000	17,927,000

See accompanying notes.

BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended Sept 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(1,140,634)	$(1,048,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	29,212	30,098
Compensation due to grant of common stock	240,000	—
Changes in current assets and liabilities:
Accounts receivable	(55,268)	(40,302)
Inventory	(6,360)	(5,578)
Accounts payable and accrued expenses	88,234	(22,855)

Net cash used in operating activities	(844,816)	(1,086,990)

Cash flows from investing activities:
Purchase of property and equipment	(9,362)	(9,313)
Security deposits	(182)	—

Net cash used in investing activities	(9,544)	(9,313)

Cash flows from financing activities:
Proceeds from bank lines of credit	25,000	—
Principal payments on capital leases	(15,260)	(13,686)
Proceeds from bridge loans	20,000	—
Net proceeds from issuance of preferred and common stock	807,900	220,000

Net cash provided by financing activities	837,640	206,314

See accompanying notes.
(continued)

BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS – Continued
(Unaudited)

	Nine Months Ended Sept 30,

	2002	2001

Net decrease in cash	(16,720)	(889,989)

Cash, beginning of period	23,856	1,318,272

Cash, end of period	$7,136	$428,283

Supplemental disclosures of cash flow information:

Interest paid	$5,568	$5,826

Supplemental disclosures of non-cash financing activities:

Conversion of convertible preferred stock into 2,928,000 shares of common stock	$366,000	$—
Issuance of 70,000 shares of common stock for legal services	14,000	—
Issuance of 1,400,000 shares of common stock for stock subscriptions receivable	525,000	—

See accompanying notes.

BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002
(Unaudited)

NOTE A – Basis of Presentation

         The accompanying unaudited consolidated financial statements at September 30, 2002 include the accounts of BBJ Environmental Technologies, Inc. (the “Company”) and its subsidiary, BBJ Environmental Solutions, Inc. (acquired on June 1, 2000); and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of September 30, 2002 and results of operations for the three and nine months ended September 30, 2002 and 2001. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. For further information and a current discussion of the Company’s financial condition as of December 31, 2001, references should be made to the audited consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2001, which was previously filed in March 2002. The consolidated companies are collectively referred to herein as “BBJ” or the “Company”. All significant inter-company accounts and transactions have been eliminated.

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

         The Company is operating through its newly acquired subsidiary, BBJ Environmental Solutions, Inc. BBJ Environmental Solutions was formed under the laws of the State of Florida in August 1993. BBJ Environmental Solutions develops, manufactures, and markets products that inhibit mold and other microbial growth in indoor environments and eliminate air contamination from heating, ventilating, air-conditioning and refrigeration systems anywhere they are used (health care facilities, office buildings, residences, schools, governmental facilities, transportation vehicles, food plants, etc.). All references to “the Company” include BBJ Environmental Technologies, Inc. and BBJ Environmental Solutions, Inc. unless the context indicates otherwise.

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

NOTE E – Issuance of Common Stock

         During the nine months ended September 30, 2002, the Company completed the following private financings:

•
On October 23, 2002, BBJ received $517,000 in cash through a Regulation S offshore offering to an overseas bank. BBJ sold 4,700,000 shares of its Common Stock at a cash purchase price of $.11 per share and issued Warrants to purchase 413,000 shares of BBJ’s Common Stock, exercisable at $.30 per share until its expiration date of October 31, 2004.

•
On August 12, 2002, BBJ received $226,800 in cash through a Regulation S offshore offering to an overseas bank and Olivier d’Auriol, a board member. BBJ sold 1,620,000 shares of its Common Stock at a cash purchase price of $.14 per share and issued Warrants to purchase 181,440 shares of BBJ’s Common Stock, exercisable at $.30 per share until its expiration date of August 31, 2004.

•
On August 8, 2002, BBJ received $45,000 from the issuance and sale of non-convertible promissory notes due November 15, 2002, together with interest at the rate of 10% per annum, and warrants to purchase 225,000 shares of its Common Stock, exercisable at $.20 per share until August 31, 2003.

•
Effective June 5, 2002, BBJ issued 1,400,000 shares of its Common Stock upon the exercise of options at a cash purchase price of $.375 per share. Payment was made through the issuance of full recourse promissory notes due September 30, 2002, together with interest at the rate of 5% per annum. These options were granted to our director of sales, employed since June 2001, and his assistant, an employee to the Company between November 1, 2001 and January 31, 2002. These notes remain unpaid as of the filing date of this Form 10-QSB and the Company has demanded payment.

•
Between February and May, 2002, BBJ received $366,000 from the sale of its Series A Convertible Preferred Stock in a private placement offering to two overseas banks. BBJ issued an aggregate of 366,000 shares of Series A Preferred Stock at a purchase price of $1.00 per share, all of which have been subsequently converted into 2,928,000 shares of Common Stock at a ratio of eight shares of Common Stock for each share of Series A Preferred Stock, for an equivalent common share purchase price of $.125 per share.

•
Effective December 31, 2001, the director of sales and his sales assistant exercised an aggregate of 1,400,000 options at an exercise price of $.1575 per share through the delivery of non-recourse promissory notes. The principal of these notes, together with interest, were paid in full during the first six months of 2002.

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

         This quarterly report on Form 10-QSB contains forwarding-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, and actual results could be significantly different than those discussed in this quarterly report on Form 10-QSB. Certain statements contained in the “Management’s Discussions and Analysis of Financial Condition and Results of Operations” and elsewhere in this report are forward-looking statements. These statements discuss, among other things, expected growth, future revenues and future performance. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. The forward-looking statements are subject to risks and uncertainties including, without limitation, the following: i) limited working capital which may result in the need for additional financing and, if available, that such financing can be obtained on terms satisfactory to management; ii) we face competition in the heating, ventilation, air conditioning and refrigeration market from competing technologies and direct competition from additional companies that may enter this market with greater resources and experience than us; and iii) successful implementation of our business plan is dependent on successfully recruiting, training, and retaining qualified personnel in several key positions. The foregoing should not be construed as an exhaustive list of all factors that could cause actual results to differ materially from those expressed in forward-looking statements made by us. All forward-looking statements included in this document are made as of the date hereof, based on information available to us on the date thereof and we assume no obligation to update any forward-looking statements.

Results of Operations

         During the three months ended September 30, 2002, BBJ generated sales of $177,072, an increase of $70,698 or 66% from the comparable period of the prior year. During the nine months ended September 30, 2002, BBJ generated sales of $555,325, a n increase of $308,689 or 125% from the comparable period of the prior year. Sales increases were achieved in all of the Company’s products. Management believes that such increases were due primarily to the implementation of a sales and marketing strategy to focus sales efforts on distributing our products primarily through established national and regional wholesale distributors in the heating, ventilation and air-conditioning and refrigeration industry. Our strategy is to gain entry into these distributors through a combination of our own outside sales force and manufacturer’s representative companies that have established relationships. Management believes that our sales will be positively affected when the state of our national economy improves, at which time we expect to see consumers spend more of their discretionary money on good indoor air quality.

         During the three months ended September 30, 2002, BBJ’s gross profit was $115,016, an increase of $42,331 or 58% from the comparable period of the prior year. BBJ’s gross profit percentage decreased from 68% during the three months ended September 30, 2001 to 65% during the three months ended September 30, 2002. This decrease resulted from a change in sales of product mix. During the nine months ended September 30, 2002, BBJ’s gross profit was $365,463, an increase of $206,997 or 131% from the comparable period of the prior year. BBJ’s gross profit percentage increased from 64% during the nine months ended September 30, 2001 to 66% during the nine months ended September 30, 2002. This increase resulted from a change in sales of product mix.

         Total operating expenses for the three months ended September 30, 2002 were $406,624, an increase of approximately 8% or $30,502 from the comparable period of the prior year. Sales and marketing for the three months ended September 30, 2002 increased $32,775, as compared to the comparable period of the prior year primarily due to increases in salaries and benefits of personnel and commissions paid to outside sales representatives. General and administrative expenses for the three months ended September 30, 2002 increased $16,087, as compared to the comparable period of the prior year, primarily due to consulting fees and key man life insurance which were not paid in the comparable period of the prior year. Research and development expenses decreased by $18,360 during the three months ended September 30, 2002, as compared to the comparable period of the prior year due to BBJ’s limited working capital. Operating expenses when expressed as a percentage of sales for the three months ended September 30, 2002 were 230% as compared to 354% for the comparable period of the prior year. These percentages are expected to decrease significantly as sales grow in future operating periods.

         Total operating expenses for the nine months ended September 30, 2002 were $1,506,097 an increase of approximately 25% or $299,278 from the comparable period of the prior year. For the nine months ended September 30, 2002, sales and marketing increased by $158,056 as compared to the comparable period of the prior year primarily due to increases in salaries and benefits of personnel, commissions paid to outside sales representatives and consulting fees paid to BBJ’s director of sales. These consulting fees included a one-time stock bonus of 1,000,000 shares of BBJ’s Common Stock valued at $.10 per share. For the nine months ended September 30, 2002, general and administrative expenses increased by $189,931 as compared to the comparable period of the prior year. This increase was primarily the result of consulting services and key man life insurance which were not paid in the comparable period of the prior year. Such consulting services included an agreement to issue up to 1,400,000 shares of BBJ’s Common Stock valued at $.10 per share. This agreement was terminated by BBJ in October 2002. BBJ has requested information from ACOL International Ltd. regarding the services it performed for BBJ before delivering to ACOL up to 1,300,000 shares of BBJ’s Common Stock, 800,000 shares of which have been issued and are being held by BBJ. Of the 1,400,000 shares covered by the original agreement, BBJ is not obligated to issue 100,000 shares to ACOL, as a result of the cancellation of the agreement. Research and development expenses decreased by $48,709 during the nine months ended September 30, 2002, as compared to the comparable period of the prior year due to BBJ’s limited working capital. Operating expenses when expressed as a percentage of sales for the nine months ended September 30, 2002 were 271% as compared to 489% for the comparable period of the prior year. These percentages are expected to decrease significantly as sales grow in future operating periods.

         For the three and nine months ended September 30, 2002, the Company incurred a net loss of $291,608 and $1,140,634, respectively, compared to a net loss of $303,437 and $1,048,353 for the same periods in 2001. BBJ’s net loss for the nine months ended September 30, 2002 included approximately $240,000 of non-cash losses resulting from the issuance of 1,000,000 shares of BBJ’s Common Stock as a stock bonus to its director of sales and an agreement to issue up to 1,400,000 shares of its Common Stock to ACOL International in exchange for consulting services, based upon a value of $.10 per share.

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

Liquidity and Capital Resources

         As of September 30, 2002, the Company had net stockholders’ equity of $40,158, accumulated deficit of $5,127,102 and a working capital deficit of $40,987. During the nine months ended September 30, 2002 and September 30, 2001, the net cash used in operating activities was $844,816 and $1,086,990, respectively. This was primarily a result of losses incurred by the Company during those periods. For the nine months ended September 30, 2002, compensation due to grant of common stock of $240,000 and an increase in accounts payable and accrued expenses of $88,234 reduced our net cash used in operating activities, which was partially offset by an increase in accounts receivable of $55,268. During the nine months ended September 30, 2002 and September 30, 2001, net cash used in investing activities was $9,544 and $9,313, respectively, resulting from the purchase of property and equipment. During the nine months ended September 30, 2002 and September 30, 2001, net cash flows from financing activities amounted to $837,640 and $206,314, respectively. For the nine months ended September 30, 2002, cash was provided by financing activities from the sale of capital stock of $807,900 and proceeds from bank lines of credit and bridge loans totaling $25,000 and $20,000, respectively, partially offset by payments on capital leases totaling $15,260. During the nine months ended September 30, 2001, cash was provided by financing activities from the sale of our Common Stock of $220,000 partially offset by payments on capital leases of $13,686.

         BBJ has a revolving line of credit with Bank of America secured by its assets, which provides for borrowings of up to $25,000 and is due on demand. The line of credit is guaranteed by Robert G. Baker and Jerry V. Schinella. Interest on the line is charged at 2.5% over the current index rate. As of September 30, 2002, there was $25,000 outstanding under this agreement. As of October 31, 2002, there was $-0- outstanding under this agreement.

         BBJ has an unsecured revolving line of credit with AmSouth Bank, which provides for borrowings of up to $45,000 and is due on demand. The line of credit is guaranteed by Robert G. Baker and Jerry V. Schinella. Interest on the line is charged at 2.0% over the current index rate. As of September 30, 2002, there was $-0- outstanding under this agreement.

         As described herein and in our Form 10-KSB for the fiscal year ended December 31, 2002, BBJ has relied principally on external financing to provide liquidity and capital resources for its operations. At

September 30, 2002, the Company’s working capital deficit was $40,987 and its cash was $7,136. For the three and nine months ended September 30, 2002 and the years ended December 31, 2001 and December 31, 2000, the Company sustained net losses of $291,608, $1,140,634, $1,470,373 and $1,106,289, respectively. These factors raised doubt about our ability to continue as a going concern. Management intends to cure these issues through attempting to increase sales and raising additional financing as described below.

Sales Strategy

         Prior to July 2001, BBJ’s sales organization primarily focused on strategic channel partners and direct selling while it utilized manufacturer representatives to sell to heating, ventilation, air conditioning and refrigeration wholesalers. At that time, BBJ had only one manufacturing representative promoting its product line in Florida and BBJ was only in a handful of the over 4,000 wholesale distributor locations that sell to the heating, ventilation, air conditioning and refrigeration contractors. In June 2001, BBJ hired a director of sales to initiate a change in its sales and marketing strategy to:

•	Redirect the field sales organization to develop relationships with heating, ventilation, air-conditioning and refrigeration wholesalers for product distribution and promotion;

•	Develop relationships with industry manufacturer representatives to assist with product sales to heating, ventilation, air conditioning and refrigeration distribution channels; and

•
Create industry demand for indoor air quality products through education of indoor air quality and the importance of preventative maintenance to prevent the systems from becoming a breeding ground for bacteria, mold and fungi to germinate and grow.

Financing Efforts

                  During the nine months ended September 30, 2002, the Company completed the following private financings:

•
On October 23, 2002, BBJ received $517,000 in cash through a Regulation S offshore offering to an overseas bank. BBJ sold 4,700,000 shares of its Common Stock at a cash purchase price of $.11 per share and issued Warrants to purchase 413,000 shares of BBJ’s Common Stock, exercisable at $.30 per share until its expiration date of October 31, 2004.

•
On August 12, 2002, BBJ received $226,800 in cash through a Regulation S offshore offering to an overseas bank and Olivier d’Auriol, a board member. BBJ sold 1,620,000 shares of its Common Stock at a cash purchase price of $.14 per share and issued Warrants to purchase 181,440 shares of BBJ’s Common Stock, exercisable at $.30 per share until its expiration date of August 31, 2004.

•
On August 8, 2002, BBJ received $45,000 from the issuance and sale of non-convertible promissory notes due November 15, 2002, together with interest at the rate of 10% per annum, and warrants to purchase 225,000 shares of its Common Stock, exercisable at $.20 per share until August 31, 2003.

•
Effective June 5, 2002, BBJ issued 1,400,000 shares of its Common Stock upon the exercise of options at a cash purchase price of $.375 per share. Payment was made through the issuance of full recourse promissory notes due September 30, 2002, together with interest at the rate of 5% per annum. These options were granted to our director of sales, employed since June 2001, and his assistant, an employee to the Company between November 1, 2001 and January 31, 2002.

These notes remain unpaid as of the filing date of this Form 10-QSB and the Company has demanded payment.

•
Between February and May, 2002, BBJ received $366,000 from the sale of its Series A Convertible Preferred Stock a private placement offering to two overseas banks. BBJ issued an aggregate of 366,000 shares of Series A Preferred Stock at a purchase price of $1.00 per share, all of which have been subsequently converted into 2,928,000 shares of Common Stock at a ratio of eight shares of Common Stock for each share of Series A Preferred Stock, for an equivalent common share purchase price of $.125 per share.

•
Effective December 31, 2001, the director of sales and his sales assistant exercised an aggregate of 1,400,000 options at an exercise price of $.1575 per share through the delivery of non-recourse promissory notes. The principal of these notes, together with interest, were paid in full during the first six months of 2002.

Item 3.	Controls and Procedures

         The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the foregoing, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation. Therefore, no corrective actions were taken.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings: None

Item 2.	Changes in Securities.

         (a)    Not applicable.

         (b)    Not applicable.

         (c)    Recent Sales of Unregistered Securities

During the nine months ended September 30, 2002, the Company made the following sales of unregistered securities:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
10/23/02	Common Stock Warrants	4,700,000 * 413,000 *	Received $517,000; no commissions paid; shares sold at $.11 per share assuming no value is attributed to the Warrants	Regulation S or offshore offering to an overseas bank; Regulation D, Rule 506; and/or Section 4(2)	Warrants are exercisable at $.30 per share at any time until 10/31/04
08/12/02	Common Stock Warrants	1,620,000 * 181,440 *	Received $226,800 no commissions paid; shares sold at $.14 per share assuming no value is attributed to the Warrants	Regulation S or offshore offering to an overseas bank and Olivier d’Auriol, a board member; Regulation D, Rule 506; and/or Section 4(2)	Warrants are exercisable at $.30 per share at any time until 08/31/04
08/08/02	Warrants 10% Non- Convertible Notes	225,000 * Principal Amount of $45,000	Received $45,000; $5,400 in commissions paid;	Regulation D, Rule 506; and/or Section 4(2)	Warrants are exercisable at $.20 per share at any time until 08/31/03; notes were due November 15, 2002, but were prepaid in their entirety, together with $743.16 in interest.

Feb.’02 through May ’02	Series A Preferred Stock	366,000	Received $366,000; no commission paid; shares sold at $1.00 per share	Regulation S or offshore offering to an overseas bank; Regulation D, Rule 506; and/or Section 4(2)	Each share of Series A Preferred Stock convertible into eight shares of Common Stock
May’02 through Aug’02	Common Stock	2,928,000	BBJ did not receive any monies from the conversion of 366,000 shares of Series A Preferred Stock into Common Stock; no commissions paid	Section 3(a)(9) – Exchange of one class of the Issuer’s securities for another where no commissions were paid	Each share of Series A Preferred Stock was converted into eight shares of Common Stock

______________

*	The Company also granted certain registration rights to its investors in connection with the foregoing offerings.

         (d)    Not applicable.

Item 3.	Defaults Upon Senior Securities: None

Item 4.	Submissions of Matters to a Vote of Security Holders: None

Item 5.	Other Information:

         On April 15, 2002, we entered into a Financial Advisory and Consulting Agreement with ACOL International, Ltd. to provide investor relation services. The services include, without limitation: disseminating investor relation packages and corporate profiles to pre-qualified brokers; introductions to market makers interested in making markets in Company’s common stock; increase awareness among institutional and individual investors; introduce industry analysts to the Company; seek potential Merger and Acquisition candidates; promote awareness of the company in the business community of geographic areas where we wish to establish greater distribution; introduce BBJ to large individual investors in order to provide potential sources of funding and to broaden investor base; and introduce BBJ to brokerage firms with objective of their research departments tracking BBJ’s progress. For the quarter ended June 30, 2002, BBJ reported a one-time charge of $140,000 in connection with these services as a result of the issuance of 1.4 million shares to be issued over the life of this eight month contract, in lieu of cash payments. This Agreement was canceled on October 16, 2002 and 100,000 shares that did not vest were canceled. Of the remaining 1,300,000 shares, 800,000 shares have been issued as of the date of this filing.

         On July 11, 2002, we filed a Form SB-2 Registration Statement with the Securities and Exchange Commission to register 2,220,966 shares of our Common Stock on behalf of 17 shareholders. This Registration Statement has not been declared effective as of the date hereof.

         On October 15, 2002, the United States Patent and Trademark Office issued a Patent on our Power Coil Clean® formula. The patented formula includes 15 claims as it relates to aqueous cleaning compositions in which the pH can be adjusted to provide efficient cleaning and unique safety for the user and the surface to be treated.

Item 6.	Exhibits and Reports on Form 8-K:

(a)	Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization (incorporated by reference to Form 8-K dated June 1, 2000).
3.1	Amended and Restated Articles of Incorporation as filed with the Secretary of State of the State of Nevada on June 19, 2001 (incorporated by reference to the Registrant’s Form 10-QSB for its quarter ended June 30, 2001).
3.2	Designation of Rights and Preferences of Series A Convertible Preferred Stock (incorporated by reference to Registrant’s Form 10-KSB for its year ended December 31, 2001).
3.6	By-Laws of the Registrant (incorporated by reference to Registration Statement on Form S-1, file Number 33-34200).
10.1	Facility lease and Amendment No. 1 thereto (incorporated by reference to Registrant’s Form 10-QSB for its quarter ended June 30, 2001).
10.2	Agreement with ACOL International Ltd. dated as of April 15, 2002 (incorporated by reference to Registration Statement on Form SB-2, filed July 11, 2002).
10.3	Management Consulting and Business Development Agreement with Michael Nole dated November 1, 2001 (incorporated by reference to Registration Statement on Form SB-2, filed July 11, 2002).
10.4	Amendment to Management Consulting and Business Development Agreement with Michael Nole dated as of April 15, 2002 (incorporated by reference to Registration Statement on Form SB-2, filed July 11, 2002).
10.5	Consulting Agreement with Westport Strategic Partners, dated as of June 26, 2002. (incorporated by reference to Registrant’s Form 10-QSB for its quarter ended June 30, 2002).
11.1	Statement re: Computation of per share earnings (see Consolidated Statements of Operations and the Notes thereto).
99.1	Employee Benefit and Consulting Services Compensation Plan adopted November 16, 2000 (incorporated by reference to the Registrant’s Exhibit C to its Proxy Statement, filed in April 2001).
99.2	Amendment to Employee Benefit and Consulting Services Compensation Plan adopted November 16, 2000 (incorporated by reference to the Registrant’s Form 10-QSB for its quarter ended March 31, 2002).
99.3	Audit Committee Charter adopted in May 2001 (incorporated by reference to Registrant’s Form 10-KSB for its year ended December 31, 2001).
99.4	Form of Regulation S Subscription Agreement - August 12, 2002.*
99.5	Form of Regulation S Subscription Agreement – October 23, 2002 (incorporated by reference to Registrant’s Form 8-K – date of earliest event – 10/23/02).

______________

*	Filed herewith.

(b)	Reports on Form 8-K.

         A Form 8-K dated August 30, 2002 and an amendment thereto were filed during the quarter ended September 30, 2002 to report the completion of a bridge financing and the partial completion of a Regulation S offshore offering. Subsequent to September 30, 2002, a Form 8-K dated October 23, 2002 was filed to report the completion of a Regulation S offshore offering. Except for the foregoing, no other Form 8-K’s were filed since the beginning of fiscal 2002.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BBJ ENVIRONMENTAL TECHNOLOGIES, INC.
Dated: November 8, 2002	/s/ ROBERT G. BAKER

Robert G. Baker, Chairman and CEO

/s/ JERRY V. SCHINELLA

Jerry V. Schinella, President and CFO

CERTIFICATION

         I, Robert G. Baker, Chief Executive Officer of the Registrant, certify that:

         1.       I have reviewed this quarterly report on Form 10-QSB of BBJ Environmental Technologies, Inc.;

         2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4.       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure control and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entitles, particularly during the period in which this quarterly report is being prepared;

         b)       evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

         c)       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

         a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

         b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6.       The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	/s/ ROBERT G. BAKER

Robert G. Baker, Chief Executive Officer

CERTIFICATION

         I, Jerry V. Schinella, Chief Financial Officer of the Registrant, certify that:

         1.       I have reviewed this quarterly report on Form 10-QSB of BBJ Environmental Technologies, Inc.;

         2.       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.       Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4.       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure control and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a)       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entitles, particularly during the period in which this quarterly report is being prepared;

         b)       evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

         c)       presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

         a)       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

         b)       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6.       The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002	/s/ JERRY V. SCHINELLA

Jerry V. Schinella, Chief Financial Officer

Exhibit Index

2.1	Agreement and Plan of Reorganization (incorporated by reference to Form 8-K dated June 1, 2000).
3.1	Amended and Restated Articles of Incorporation as filed with the Secretary of State of the State of Nevada on June 19, 2001 (incorporated by reference to the Registrant’s Form 10-QSB for its quarter ended June 30, 2001).
3.2	Designation of Rights and Preferences of Series A Convertible Preferred Stock (incorporated by reference to Registrant’s Form 10-KSB for its year ended December 31, 2001).
3.6	By-Laws of the Registrant (incorporated by reference to Registration Statement on Form S-1, file Number 33-34200).
10.1	Facility lease and Amendment No. 1 thereto (incorporated by reference to Registrant’s Form 10-QSB for its quarter ended June 30, 2001).
10.2	Agreement with ACOL International Ltd. dated as of April 15, 2002 (incorporated by reference to Registration Statement on Form SB-2, filed July 11, 2002).
10.3	Management Consulting and Business Development Agreement with Michael Nole dated November 1, 2001 (incorporated by reference to Registration Statement on Form SB-2, filed July 11, 2002).
10.5	Amendment to Management Consulting and Business Development Agreement with Michael Nole dated as of April 15, 2002 (incorporated by reference to Registration Statement on Form SB-2, filed July 11, 2002).
10.5	Consulting Agreement with Westport Strategic Partners, dated as of June 26, 2002. (incorporated by reference to Registrant’s Form 10-QSB for its quarter ended June 30, 2002).
11.1	Statement re: Computation of per share earnings (see Consolidated Statements of Operations and the Notes thereto).
99.1	Employee Benefit and Consulting Services Compensation Plan adopted November 16, 2000 (incorporated by reference to the Registrant’s Exhibit C to its Proxy Statement, filed in April 2001).
99.2	Amendment to Employee Benefit and Consulting Services Compensation Plan adopted November 16, 2000 (incorporated by reference to the Registrant’s Form 10-QSB for its quarter ended March 31, 2002).
99.3	Audit Committee Charter adopted in May 2001 (incorporated by reference to Registrant’s Form 10-KSB for its year ended December 31, 2001).
99.4	Form of Regulation S Subscription Agreement - August 12, 2002.*
99.5	Form of Regulation S Subscription Agreement – October 23, 2002 (incorporated by reference to Registrant’s Form 8-K – date of earliest event – 10/23/02).

______________

*	Filed herewith.