Form 10KSB
period 2002-12-31
BBJ ENVIRONMENTAL TECHNOLOGIES INC
filed 2003-04-15
CIK 839439

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

{X} ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

{ } TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-24016

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.
                 (Name of Small Business Issuer in its charter)

                  Nevada                                    65-1148155
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                  Identification Number)

 6802 Citicorp Blvd., Suite 500, Tampa, Florida               33619
   (Address of principal executive offices)                 Zip code)

                                 (813) 622-8550
                 (Issuer's telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value
                                (Title of Class)

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ___.
          ---

     Check if there is no disclosure of delinquent filings pursuant to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB [x].

     State issuer's revenues of its most recent fiscal year. $658,593

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act). $1,468,000 as of March 31, 2003

     The number of shares outstanding of the issuer's Common Stock, as of March 31, 2003, was 40,814,578.

     Transactional Small Business Disclosure Format (check one): Yes______ No X
                                                                             ---

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Information Statement of BBJ Environmental Technologies, Inc. to be filed with the Securities and Exchange Commission no later than 120 days after the end of the issuer's 2002 fiscal year are incorporated by reference into Part III of this Form 10-KSB.

     This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. See "Item 1. Business - Forward Looking Statements and Business Risk Factors."

                                     PART I

Item 1. General

     BBJ Environmental Technologies, Inc., a Nevada corporation ("BBJ Environmental Technologies" or the "Company"), was organized in 1988 under the name Lewiston Energy, Inc. Between 1988 and 1992, the Company changed its name several times but did not conduct any significant operations. In 1993, the Company engaged in a stock exchange transaction whereby it acquired all of the outstanding common stock of Omega Development Corp., which it held as its wholly owned subsidiary. Subsequently, the Company changed its name to Omega Development Corp. and thereafter sold the subsidiary to two shareholder groups in exchange for their shares of the Company's common stock. In 1995, the Company next acquired all of the outstanding common stock of Home Partners of America, Inc., which it sold to a principal stockholder of the Company in 1996. Following the sale of Home Partners of America, Inc. and beginning in September 1996, business operations of the Company were terminated and the Company remained inactive until its acquisition of BBJ Environmental Solutions, Inc.

     Effective June 2000, the Company acquired 100% of the outstanding common stock of BBJ Environmental Solutions, Inc., a Florida corporation organized in 1993 ("BBJ Environmental Solutions"), pursuant to an Agreement and Plan of Reorganization. As a result, BBJ Environmental Technologies is a holding company for BBJ Environmental Solutions, its operating subsidiary.

     BBJ Environmental Solutions develops, manufactures, and markets products and devices that control and remove mold and other contamination in indoor environments. We have developed technologies that are especially effective in preventing air pollution originating from heating, ventilation, air-conditioning, and refrigeration systems of homes offices, health care facilities, schools, industrial plants and public buildings. Consequently, our products are highly effective in promoting good indoor air quality and indoor environment quality. Our leading technology is the BBJ MicroBiocide(R) product family. These products are registered by the U.S. Environmental Protection Agency ("EPA") for controlling and inhibiting bacterial and fungal growth in both building interiors and air-conditioning and air duct systems.

Recent Developments

     . In January 2003, we introduced our new U.S. Environmental Protection Agency registered BBJ MicroBiocide(R) for Air Ducts product. Residential and commercial air ducts can become contaminated with mold and bacteria. When that occurs, the heating and ventilation systems can spread spores causing building occupants to experience discomfort and in some cases illness. The U.S. Environmental Protection Agency has discouraged use of conventional sanitizers and disinfectants because they can actually introduce more contamination into the building's air system. In working with the U.S. Environmental Protection Agency over a seven-year period, we developed the first EPA registered product specifically formulated for inhibiting the growth of mold in air ducts. The product's new comprehensive label provides complete information on how to effectively clean and treat air ducts and specifically lists the duct systems on which BBJ MicroBiocide(R) for Air Ducts is registered for use.

     . At a recent industry association meeting our founder and Chairman of the Board, Robert Baker, was recognized by the U.S. Environmental Protection Agency for his work in pioneering a clear, site-specific label for EPA registration. Our recently approved label found on BBJ MicroBiocide(R) for Air Ducts was cited as a model for others to follow. We believe that our product is the only product in the industry to follow the newly adopted format and provide this level of clarity.

     . The U.S. Environmental Protection Agency also has approved expanded label language and claims for two other products in the BBJ MicroBiocide(R) family. These products are expected be introduced over the next several months.

     . In January 2003, we took steps that we believe will augment our sales and marketing strength. In particular, we created and filled the position of Senior Vice President of Operations and hired a full time Vice President of Sales. We were successful in recruiting two highly qualified senior executives to fill these positions who have a solid record of achievement. These individuals are currently developing a business plan designed to aggressively seek additional sales revenue.

Development of BBJ Environmental Solutions

     Robert Baker, our Executive Chairman of the Board, first saw the need for the technologies that form the core of BBJ Environmental Solutions in July 1987 when he acquired an infection during a surgical procedure that resulted in severe pain and required over six months to heal. Mr. Baker believes his infection may have resulted from airborne bacteria that grew in the hospital ventilation system. As a result of this experience, he was determined to learn all he could about the causes of such infections and do everything possible to prevent or minimize them. Through diligent research, Mr. Baker became convinced that a significant cause of indoor air pollution and disease transmission was directly related to inadequate maintenance of air-conditioning and air-handling systems. While managing the facilities and other administrative services of a medical center during the mid-to-late 1980's, he uncovered several instances where he believed the air-conditioning systems contributed to serious infection-control problems.

     Mr. Baker began a study of air quality problems, examining their causes and methods for improvement. He also identified the need to assess the biological content of air-conditioning systems, establish the level of risk relative to contamination, and developed methods for controlling the build-up of contaminating organisms. He initiated a multi-year development effort that led to formulations that can be used safely in the air stream yet is highly effective in inhibiting microbial growth. Although pathogens or disease causing organisms are normally thought of as the greatest concern, he discovered that the most significant problem is amplification or overgrowth of any microbial species. Virtually all bacteria, mold and other fungi that grow to high concentrations in the indoor environment can cause air quality problems.

The Market for Indoor Air Quality

     Indoor contaminants are a source of pollution that can cause a host of symptoms that have become known as sick building syndrome. Sick building syndrome causes occupant discomfort and complaints, low worker productivity, and, in severe cases, illness and disability. Such contamination poses a threat to both human health and the environment. Conventional disinfectants are not a satisfactory means of control. They kill growing organisms after the damage is already underway and often add more contamination than they remove. Our approach, however, is to prevent the formation of potentially harmful organisms without introducing additional pollution to the indoor environment of buildings such as homes, office buildings, hotels, schools, food processing plants, hospitals and nursing homes. Where mold or other organisms have grown to problem levels, the preferred approach is to remove the accumulated contamination utilizing mild, non polluting cleaning products, then treat surfaces with a BBJ MicroBiocide(R) product to control new growth.

     Contamination of air associated with bacteria, fungi, molds, and yeast growth is believed by our management to be the primary cause of the indoor air quality problems that have received so much attention during the past dozen years. The resulting building related illnesses and sick building syndrome cases lead to increased employee absenteeism, lost productivity, increased health insurance premiums and workers' compensation claims. Consequently, sick building syndrome provides a basis for costly litigation against building owners, managers, contractors, architects, heating, ventilation, air-conditioning and refrigeration companies, manufacturers, and others that have worked in the building. A significant cause of sick building syndrome is microbiological contamination of indoor environments. The Legionnaires Disease outbreak in Philadelphia in 1976 is probably the most publicized case of illness caused by a pathogenic (disease-causing) microbial agent in a building.

     Indoor air quality has become a major health and comfort concern in the United States and in other developed countries around the world. Indoor air pollution can lead to serious problems that result in evacuation and closure of buildings and significant economic disruption.

     The U.S. Environmental Protection Agency ranks poor indoor air quality among the top five environmental risks to public health. Although poor indoor air quality is a relatively new problem, methods to prevent and control it are available. The simplest solutions are proper facility management and regular maintenance programs.

     According to reports by the U.S. Environmental Protection Agency a clean air-conditioning system in a building is extremely important since many people spend more than 90 percent of their time in indoor environments. These reports indicate that levels of indoor contamination can be up to 100 times higher than outside. The re-circulation of stale air in an indoor environment concentrates airborne particles and organic compounds, byproducts of combustion and biological contamination. Heating, ventilation and air conditioning systems must be well maintained, inspected and cleaned on a prescheduled and periodic basis and repaired as needed. Additionally, if maintenance is inadequate, problems that may arise include growth and dissemination of microbial agents from water reservoirs or water-damaged areas and the dissemination of irritant dust through air supply from the heating, ventilation and air conditioning systems.

     According to the U.S. Environmental Protection Agency, many heating, ventilation and air conditioning system components can act as direct or indirect sources of particles and/or volatile organic chemicals. In a report published in 1997 by the U.S. Environmental Protection Agency, the most prominent is the occurrence of biological growth and bioaerosol generation in the presence of moisture provided by air washers and other recirculating water systems, inadequate humidity control, poorly designed humidifying systems, insufficient cooling coil maintenance, and condensate drip pans. These problems appear to be exacerbated by dust accumulation, and infiltration of outdoor contaminants that are distributed to indoor spaces by the heating, ventilation and air conditioning system, and the results of such contamination are that allergic reactions can range from mildly uncomfortable to life-threatening, as in a severe asthma attack. Some common signs and symptoms are watery eyes, runny nose and sneezing, nasal congestion, itching, coughing, wheezing and difficulty breathing, headache, and fatigue.

     Commercial building owners, employees, and homeowners have become increasingly concerned about the effects of bacteria and mold contamination in air-conditioning systems. During the last few years, many new products have been brought to the market, which claim to improve the quality of indoor air. We do not believe that any of the products currently available in the market provide the efficacy of our approach. We believe that our products have a competitive advantage in that our products are low in toxicity yet highly efficacious. In fact, we believe that BBJ MicroBiocide(R) for Air Ducts is the only product that has received a full efficacy and risk review by the U.S. Environmental Protection Agency for use in air ducts.

     Remediation contractors, building maintenance technicians and heating, ventilation, air conditioning and refrigeration contractors use our products both in scheduled preventative maintenance programs and during non-routine cleanup operations.

The Heating, Ventilation and Air-Conditioning Industry

     The heating, ventilation and air conditioning industry consists of the installation, replacement, maintenance service and repair of heating, ventilation and air conditioning systems at existing residences and commercial businesses and the installation of systems at newly constructed homes and businesses.

     Information provided by the Air Conditioning, Heating and Refrigeration News, an industry news publication, estimates that there are approximately 43 million central air conditioners, 54 million furnaces and nine million heat pumps in operation in homes in the United States. Further, this publication states that there are over 30,000 heating, ventilation and air conditioning contractors operating in the United States and according to the Air Conditioning and Refrigeration Institute, over 61 million air conditioners have been installed in the United States since 1975.

     According to a report published by the U.S. Department of Housing and Urban Development for 1995, 80% of all new houses constructed in the United States included central air conditioning and according to the U.S. Census Bureau, manufacturers sales for all residential air conditioners and warm air furnaces produced in 1997 were approximately $5.5 billion, reflecting a compound annual growth rate of 7.2% from 1993 to 1997.

The Refrigeration Industry

     The refrigeration industry consists of the installation, replacement, maintenance service and repair of refrigeration cooling apparatus and systems at existing commercial businesses and industrial processes and the installation of refrigeration systems at newly constructed industries and businesses. An ancillary market that must be addressed with different channels, but similar products is the transport refrigeration industry. It consists of the installation, replacement, maintenance service and repair of refrigeration cooling apparatus and systems on existing vehicles, such as over-the-road trucks, railroad and shipboard businesses and the installation of refrigeration systems at newly constructed vehicles. The U.S. Census Bureau reports that close to 20,000 food processing/manufacturing locations that require significant volumes of refrigerated air to control and preserve their products.

The BBJ Solution to Indoor Air Quality

     We believe that we are the leaders in the use of the prevailing strategy favored by researchers throughout the world for controlling the growth of organisms in the indoor environment through prevention rather than spending billions to fix problems after they have forced the evacuation of buildings. We believe that we excel in developing new technologies for effective control, training users and building owners in their proper use and distributing companion products that are effective yet low in impact on humans and the environment. We develop and manufacture formulated products and the policies and procedures needed to use them in the safest, most effective and economic manner.

     Our policy is to produce only products that can be shipped in interstate commerce without designated hazard classification. This provides greater safety for our employees, our customers, the environment and ultimately the occupants of spaces where our products are used. The U. S. Department of Transportation ("DOT") has developed objective scientific criterion that we use to determine that products fit our policy.

     Our executives occupy positions of leadership in both the producer and user communities. As a result, we are on the cutting edge of indoor environmental technology and create both the emerging technologies and the public and industry policy that drives their use.

Description of Products Competitive Strengths and Strategy

     Our existing products include the following:

     BBJ MicroBiocide(R) for HVAC/R Equipment, our flagship product, is specifically registered by U.S. Environmental Protection Agency for use in air-conditioning and refrigeration systems to control and inhibit the growth of a broad range of microorganisms. It inhibits microbial growth in air handlers and other ventilation equipment for six months or longer following application. This product is to be applied after cleaning the coils with Power Coil Clean(R) or

       Micro Coil Clean(R). It is a key component of the preventative maintenance strategy for any building. BBJ MicroBiocide(R) for HVAC/R Equipment also is manufactured by us and sold under the Nalco Diversified Technologies private label "Coil Clear".

     Micro Coil Clean(R) removes built-up dirt and debris safely without damaging surfaces where applied. This detergent based coil cleaner has great cleaning activity yet it is safe enough to wash your hands in. It does not etch the coil fins and, if accidentally spilled, it will not damage carpeting or furnishings. Further, this product is readily biodegradable. It does not contain alkalis that are caustic, phosphates that contaminate the environment, solvents that result in air pollution, or strong acids that make many products corrosive. Although primarily developed as a refrigeration coil cleaner, it is an effective, economical and virtually non-toxic general purpose cleaner that can be used for mold remediation and other general cleaning tasks in both homes and commercial locations. Micro Coil Clean(R) is a companion product to BBJ MicroBiocide(R) for HVAC/R Equipment. A system must be cleaned before it can be successfully treated with BBJ MicroBiocide(R) for HVAC/R Equipment.

     BBJ Mold and Mildew Remover Disinfectant/Cleaner(TM) is registered with the U.S. Environmental Protection Agency and combines the germ killing ability of a disinfectant with a cleaning agent to remove harmful mold and mildew. Specially formulated to clean and disinfect walls, floors, and other surfaces where mold and mildew grow.

     FreshDuct(R) Odor Eliminator was formulated especially for conditions inside of heating, ventilation and air conditioning duct systems. It encapsulates odors at the source, not just covers them up. Its advanced technology destroys odors on contact to freshen and deodorize air ducts, basements, attics, crawl spaces, and other areas prone to odors. It is non-toxic, biodegradable, and has a light, pleasing fragrance to be used in conjunction with BBJ MicroBiocide(R). Since it was developed for maximum effectiveness in ducts constructed or lined with porous materials such as fiberglass, it is extremely effective in all porous materials and has been found to be an excellent fabric odor control. It utilizes our exclusive EnviroGard(R) technology which provides efficacy at extremely low active concentrations. Thus, FreshDuct(R) Odor Eliminator is hypoallergenic for all but the most sensitive individuals.

     BBJ MicroBiocide(R) for Air Ducts is specifically registered by U.S.
       Environmental Protection Agency for controlling and inhibiting the growth of microorganisms - such as bacteria, fungi, and mold - that grow in the ductwork of HVAC systems. Registration of this product in December 2002 represents the culmination of a unique seven-year effort between the U.S. Environmental Protection Agency's Antimicrobials Division and us. The U.S. Environmental Protection Agency has long been concerned about the use of pesticides in ventilation systems because of the lack of data on safety, effectiveness and instructions for safe use in these applications. We worked with the U.S. Environmental Protection Agency to overcome these limitations by producing safety and efficacy data that had never been produced on such a product before. Additionally, we developed a set of comprehensive and detailed instructions that was approved by the U.S. Environmental Protection Agency that they then hailed as the standard benchmark for future products.

       We believe that this product has established a new era of available knowledge for users and protection for occupants of spaces where it is used.

     Power Coil Clean(R) is a non-caustic, non-corrosive heavy duty coil cleaner that safely cleans and deodorizes evaporator coils, condenser coils, window units, air filters, blowers, and other dirty heating, ventilation, air-conditioning, and refrigeration components without damaging metal surfaces. It was a significant challenge to develop a cleaner that could cope with the highly resistant soiling encountered in and on HVAC system components without creating a product that posed a significant risk to users, damage to equipment, and a source of noxious fumes. We believe that this product overcomes those challenges and is achieving broad acceptance in the industry. Similar to Micro Coil Clean(R), Power Coil Clean(R), as a cleaning agent, is a companion product to BBJ MicroBiocide(R) for HVAC/R Equipment.

     BBJ MicroBiocide(R) for Floors and Walls is an antimicrobial treatment that is specifically registered by U.S. Environmental Protection Agency for inhibiting the growth of microorganisms on floors, walls, and other interior surfaces. It is specially formulated not only to control the growth of microorganisms on floors, walls and other interior surfaces, but its residual effect inhibits the regrowth of microbes for months.

     BBJ Mold and Mildew Remover Disinfectant/Cleaner(TM), a hospital strength disinfectant/cleaner product, is registered with the U.S. Environmental Protection Agency. This product and combines the germ killing ability of a disinfectant with a cleaning agent to remove harmful mold and mildew. Specially formulated to clean and disinfect walls, floors, and other surfaces where mold and mildew grow.

     Our Power Coil Clean(R), Micro Coil Clean(R), and Fresh Duct(R) Odor Eliminator are not EPA registered and do not fall within the EPA's jurisdiction because these products are not pesticides as defined under the Federal Insecticide, Fungicide and Rodenticide Act ("FIFRA").

Business Strategy

     Our objective is to become a leading provider of indoor air quality, indoor environmental quality and heating, ventilation and air conditioning hygiene products and services. The key elements of our strategy to accomplish this objective include the following:

     . Penetrate the Industrial/Commercial Industry Market. Significant users of high-capacity industrial heating, ventilation, air conditioning and refrigeration systems exist in the manufacturing, education, office buildings, health care, and retail industry. Our strategy is to demonstrate to these users that by using our products on a regular preventative maintenance schedule they can not only improve indoor air quality, but also reduce their energy costs.
     . Penetrate Duct Cleaning and Mold Remediation Distribution Channel. With our new registration for BBJ MicroBiocide(R) for Air Ducts along with BBJ MicroBiocide(R) for Floors and Walls we will focus on expanding distribution through duct cleaning and mold remediation contractors, wholesalers, and maintenance service providers.
     . Expand Heating, Ventilation and Air Conditioning Distribution Channel. We will continue to focus on expanding distribution through heating, ventilation and air conditioning contractors, wholesalers and dealers, maintenance service providers, refrigeration wholesalers, dealers, and contractors. We will advertise in trade publications and attend trade shows
     . Enhance Consumer Awareness. We intend to further establish our brand name recognition through public relations and mass-market advertising.

Manufacturing

     Currently, all of the Company's manufacturing processes take place in our Tampa, Florida facility. The production facility consists of a modern automated clean liquid filling line and weight batch blending room. Production and blending operations are climate controlled and meet good manufacturing production specifications. Good manufacturing practices is an industry term that represents a formal set of procedures mandated for manufacturers of pharmaceuticals and medical devices. Although we are not subject to good manufacturing practices, we conduct our manufacturing operations in general conformance with the good manufacturing practice regulations. Our management believes that this facility along with readily available contract packaging companies has the capacity to meet our anticipated production forecasts for the foreseeable future.

Source and Availability of Raw Materials

     We rely on various suppliers to furnish the raw materials and components used in the manufacturing of our products. During the past two years, the following manufacturers or suppliers accounted for more than 5% of our raw material supplies except as described in the following table:

                                    Suppliers

     Company Name                                  2002             2001
     --------------------------------------------------------------------
     B & G Equipment Co.                           21.2%            8.3%
     Brenntag Mid-South Inc.                        9.5%            7.1%
     CCL Container Co.                              9.9%            8.5%
     Consolidated Label Co.                         9.2%           10.1%
     DeForest Enterprises, Inc.                     6.0%            7.7%
     Harcros Chemicals Inc.                         2.6%            6.2%
     PRH Products Co.                               7.9%           15.3%
     Smith Container Corp.                         22.5%           22.2%

     Management believes that there are alternative suppliers for all of the key raw material and component needs.

Marketing Orientation

     Since 1994, BBJ Environmental Solutions has been manufacturing quality products that not only help to remove microbial growth but also aid in the prevention of it. We have positioned ourselves in our product brochures and advertising sheets as an environmental company providing solutions to a targeted niche market - inhibition of microbial contamination in heating, ventilation, air conditioning and refrigeration systems. Four important industry persons currently advise us. They include Tom Yacobellis, President of the Indoor Air Quality Association, Al Veeck, Executive Director of the National Air Filtration Association, George Benda, President of Chelsea Group Ltd., and Glenn Fellman, publisher of Indoor Environment Connections. We are members of several trade associations that include Air Conditioning Contractors of America, Indoor Air Quality Association, American Society of Heating, Refrigerating and Air Conditioning Engineers, Inc., National Air Duct Cleaners Association, Air Conditioning Contractors Association, and Consumer Specialty Products Association. Our relationship with these industry persons and trade associations has allowed us to remain on the forefront of all technological advancements in the indoor air quality field. We also maintain a solid relationship with government entities, such as the U.S. Environmental Protection Agency and Occupational Safety and Health Administration. By adhering to the guidelines established by these agencies and remaining active in the development and implementation of new regulations, we expect to develop new products in the most efficient manner possible.

     To further our image and promote our product line, we have engaged outside marketing communications advisors to develop our product brochures, advertising sheets and some product public relations.

Sales and Distribution Strategy

     Our current sales focus is to distribute our products through established national and regional wholesale distributors in the heating, ventilation, air conditioning and refrigeration industry. Our strategy is to gain entry into these distributors through a combination of our own outside sales force and manufacturer's representative companies that have already penetrated them with an experienced and well-trained sales force. Our manufacturer's representatives are independent sales representatives that sell our products, as well as other manufacturer's products, to heating, ventilation, and air-conditioning distributors.

     Management is working on leveraging the distribution gained in the last year to create a sharper selling focus on the building owner/manager. We expect to test a revised sales process in the first half of 2003 and, if successful at accelerating revenue, expand the revised focus in the back half of the year.

Heating, Ventilation, and Air-Conditioning Distribution Channel

     Our experience has found that heating, ventilation, and air-conditioning contractors who serve the majority of residential and commercial customers buy most of their parts and supplies from local heating, ventilation, and air-conditioning distributors. Such distributors range from small single location companies to huge national chains. To be successful in moving products through these outlets, our regional managers and manufacturer's representatives spend a significant amount of time and effort helping distributors sell our products and training sessions for distributor employees and heating, ventilation, and air-conditioning contractors.

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

     Residential customers consist of all homeowners that have heating, ventilation and air conditioning systems installed. Commercial customers are building owners or maintenance technicians who purchase heating, ventilation, air-conditioning and refrigeration products or service for the facility. These facilities consist of hospitals, hotels, schools, government entities, food processing plants, small and large businesses, and any other type of commercial facility. In instances where the facility is large enough to have its own maintenance department, they will buy directly for a heating, ventilation and air conditioning distributor or strategic channel partner. It is our experience that these consumers are becoming increasingly aware of the problems associated with poor indoor air quality and are taking active roles in seeking a solution.

Strategic Channel Partners

     Although our distribution strategy focuses primarily on heating, ventilation and air conditioning distributors, we also use strategic channel partners of indoor air quality, indoor environment quality, and heating, ventilation, and air-conditioning hygiene products to penetrate niche markets. Strategic channel partners distribute our brand line or their private label line. The characteristics of a strategic channel partners is a company that:

     .    Buys and resells our products,
     . Has a good reputation in market assigned segment (preferably a market leader),
     .    Has a strong presence with users in market segment,
     . Outside sales force, telemarketing sales force, and/or e-commerce capability,
     .    Carries inventory and finances receivables, and
     .    Orders more than $ 25,000 net sales per year.

     Major strategic channel partners that have had success in selling our products include Abatement Technologies, AAF International, Nalco Diversified Technologies, Inc. and Pure A Tech. During the past two years, no customer accounted for more than 10% of our revenues except for CC Dickson (19%) and Johnstone Supply (10%) in 2002 and Nalco Diversified Technologies (17%) and Johnstone Supplies (11%) in 2001.

Other Markets

     Air Duct and Automobile MicroBiocide: The growth of fungi in air ducts is a major problem in both homes and public buildings. The U.S. Environmental Protection Agency has not recently registered any new products for use in air ducts. During the past few years, EPA enforcement inspectors have removed a number of products from the market that have made improper claims for use in air ducts. On December 31, 2002, the U.S. Environmental Protection Agency granted us a primary registration for the specific use of BBJ MicroBiocide(R) for Air Ducts in heating, ventilation, and air conditioning systems air ducts. It is highly effective in preventing or inhibiting the growth of active microorganisms such as bacteria, algae, mold and other fungi in air ducts for at least six months at a time.

     During the development and registration process of BBJ MicroBiocide(R) we developed data that will allow us to make additional important claims for use of this product in automobiles. Allergy and asthma physicians, in particular, have inquired on behalf of their patients for a product for automobiles.

     Automated Clean-in-Place System: BBJ Environmental Solutions believes it has produced a novel new technology. We currently have developed a prototype of a device that a contractor installs on a central air conditioning unit. It has not been introduced into the market and is in a patent pending status in the United States. This device cleans and treats the air handler cooling coil, keeping the system in like new condition and eliminating the mold and bacterial growth and other fouling that normally accumulates during operation. Systems maintained in this manner will operate more economically, last longer, and provide cleaner and healthier air to the conditioned spaces in the home or business where installed. This device is an advantage to the contractor in that it automates a difficult and messy task that many technicians avoid doing yet is vitally important to customer satisfaction. It also provides an additional source of revenue and the opportunity for ongoing revenue by providing annual replacement of the consumable fluids used in the device. We are considering the time frame to introduce the device.

     Energy Efficiency: Although most experts believe that clean systems operate more efficiently and use less energy than dirty systems, this issue has not been well studied. Not only do we not know the level of contamination needed to reduce efficiency and how long it takes to build to that level, we do not know how to detect when contamination is at a critical point. During 2001, we initiated a series of studies with the School of Engineering at Oklahoma State University to better understand this issue. We are hopeful that these studies will lead to new products for both detection removal of energy wasting contamination.

Major Obstacle - Overcoming Lack of Knowledge

     In the past, heating, ventilation and air conditioning contractors/dealers have not been knowledgeable about indoor air quality and indoor environmental quality. Consequently they have looked to equipment sales as the main source of profit. Heating, ventilation and air conditioning hygiene has been accomplished through repeated cleaning using products, which are both harsh to the environment and damaging to the equipment being cleaned. This has changed dramatically over the past few years. We have found that contractors are becoming more knowledgeable regarding indoor air quality and indoor environmental quality due to the articles, seminars, and media attention on the subject. Pricing for major equipment sales is becoming more competitive, thus bringing margins down. Users and owners are demanding longer life and improve performance from their existing systems to avoid additional capital outlays. Therefore, we have seen contractors/dealers as well as original equipment manufacturers generating increased sales and profits from the service and parts division of their business.

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

     The Federal Trade Commission, Department of Transportation and Consumer Product Safety Commission all impact some or all of our products from a regulatory standpoint. The regulations of these agencies do not represent the same complexity as the U.S. Environmental Protection Agency regulations as they deal with concepts and factors that have been is long term use, are well understood. As a result, compliance is a matter of assuring that the products and the manner in which they are marketed and distributed conform to these regulations. In contrast, the U.S. Environmental Protection Agency regulations require specific advanced review and approval of each product and change in that product and exist in a context of developing science and application.

     American Society of Heating, Refrigerating and Air-Conditioning Engineers, Inc., also known in the industry as ASHRAE, is a professional society for engineers. This society has an effect on the industry by establishing standards and guidelines for energy efficiency, test methods, indoor air quality ventilation and other requirements. Standards developed by ASHRAE are based upon standards established by the American National Standards Institute, also known as ANSI, a private, non-profit organization that administers and coordinates the U.S. voluntary standardization and conformity assessment system, and are adopted by reference by building code authorities throughout the United States and even in other parts of the world. Thus, these standards determine how environmental control systems in buildings must be designed and establish the minimum operational specifications for such systems. ANSI serves as an administrator of the United States private sector voluntary standardization system.

     The industry consensus standards for attaining acceptable levels of indoor air quality in both residential and commercial buildings are being finalized/or updated by the American Society of Heating, Refrigeration, and Air-conditioning Engineers. These standards are referenced in building codes throughout the United States and serve as models for the rest of the world. For the first time, they will include requirements for the periodic inspection and cleaning of heating and air-conditioning systems. These new standards are expected to lead to growth in demand for products that prevent microbial growth in and clean air-conditioning systems. Management believes that BBJ MicroBiocide(R) for HVAC/R Equipment has features that make it desirable to meet the needs of this new market.

     Several leading industry societies have joined to develop the first standard and reference guide for remediation of mold in buildings. We have a leading role in this project that is expected to be finalized by the end of 2003. This will provide for the first time uniform guidance for this rapidly growing industry. Our participation will assure a clearly described role for the use of products that we produce in the remediation of mold-contaminated facilities and the prevention of future contamination.

Research and Development

     See "Other Markets" for a description of our recent research and development efforts. For the years ended December 31, 2002 and 2001, we spent $103,864 and $153,411, respectively, on research and development efforts.

Proprietary Rights

     Our registration number with the U.S. Environmental Protection Agency is 67212. Our BBJ MicroBiocide(R) products are registered with the EPA under number 67212-1. This gives us the right to control the marketing of this technology for 17 years. BBJ Mold and Mildew Remover Disinfectant/Cleaner,(TM) is based on chemicals that are purchased by us from Stepan Company which owns the U.S. patent for these formulas under 5,444,094 and the EPA registration no. 1839-83. As a purchaser of these chemicals, we are permitted by the manufacturer to market and sell these purchased chemicals under our product names and as an EPA sub-registrant. As a sub-registrant, we have registered the sale of the BBJ Mold and Mildew Remover Disinfectant/ Cleaner(TM) with the U.S. Environmental Protection Agency under no. 1839-83-67212. These U.S. Environmental Protection Agency registered products are also registered in all states in which they are marketed.

     The FreshDuct(R) Odor Eliminator formula was issued a Patent on September 18, 2001 and the Power Coil Clean(R) formula was issued a Patent on October 15, 2002. Both of these Patents were issued by the United States Patent and Trademark Office. BBJ's Micro Coil Clean(R) formula is guarded by trade secrets. We also rely on a combination of trade secret laws, nondisclosure and other contractual agreements and technical measures to protect our proprietary rights in our products. We also have registered trademarks in the United States on all of our products. We believe that our products, trademarks, and other proprietary rights do not infringe on the proprietary rights of third parties.

     We own the Patents described above for the FreshDuct(R) Odor Eliminator and Power Coil Clean(R) formulas. Stepan Company owns the Patent that is the basis for our BBJ Mold and Mildew Remover Disinfectant/Cleaner(TM). We do not pay Stepan any licensing, concession or royalty fees, although we are required to purchase the formulas (chemicals) from them to be incorporated into the abovementioned products. No other products are patented or licensed from others.

Competition

     The market for indoor air quality products and services is relatively new. Management believes that our current competition for our products is limited because of the U.S. Environmental Protection Agency regulatory approval granted on BBJ MicroBiocide(R). The market for heating, ventilation, air conditioning and refrigeration service and replacement industry is highly competitive. As the market for indoor air quality products and services expands, competition will likely be greater in the future. Competition may involve companies with greater experience, financial and other resources than us. The primary technologies that might be considered as alternatives to our products for indoor air quality improvement include: air cleaning and filtration and photocatalytic destruction (UV light) sold as ultraviolet germicidal irradiation systems. No one company dominates the market and while alternative products may be deemed competitive, management believes such products can be used in conjunction with our products.

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

     The following provides a brief description of technologies that compete with our products to improve indoor air quality:

     1. Air Cleaning and Filtration: Some potential users initially see improved air cleaning as a competing technology for use of an antimicrobial (such as our products) to control microbial growth. However, while high efficiency filtration is beneficial, it does not substitute for effective control of bacteria and other growth in the heating, ventilation and air conditioning system.

     2. Ozone and Negative Ion Generation: Although ozone generators and like devices are aggressively marketed with impressive sounding claims, Management believes that they are not effective. In fact, it is the position on ozone of the U.S. Environmental Protection Agency and the California Environmental Protection Agency to absolutely reject the use of ozone. Ozone generators that are sold as air cleaners intentionally produce the gas ozone. The Federal Trade Commission has taken legal action against manufacturers and vendors of ozone generators that make statements and claims that lead the public to believe that these devices are always safe and effective in controlling indoor air pollution. Because of misleading claims, and because ozone can cause health problems at high concentrations, several federal government agencies have worked in consultation with the U.S. Environmental Protection Agency to produce public information on Ozone. Manufacturers and vendors of ozone devices often use misleading terms to describe ozone. Terms such as "energized oxygen" or "pure air" suggest that ozone is a healthy kind of oxygen. Ozone is a toxic gas with vastly different chemical and toxicological properties from oxygen. Several federal agencies have established health standards or recommendations to limit human exposure to ozone. Potential health effect risks are: decreases in lung function; aggravation of asthma; throat irritation and cough; chest pain and shortness of breath; inflammation of lung tissue; and higher susceptibility to respiratory infection.

     3. Ultra Violet light: Photocatalytic destruction is an old technology that recently has received new attention as a possible means of destroying contaminants in air ducts. Several units have been brought to market during the past few years with claims that they can be mounted in a duct and will eliminate all contaminants. In addition, installation, operation, and maintenance costs are high and the units generate considerable heat that adds to the energy load of the facility. Typically, a well designed and maintained system will cost an owner ten times the annual operating cost as the semi-annual application of our products. Also, the space required for an adequate unit is typically not available in most facilities. The fact is that these devices introduce a whole new set of maintenance challenges themselves. For example, the efficiency of UV lamps degrades rapidly when coated with even a light layer of dust. Therefore, most manufacturers recommend that they be cleaned monthly (not likely to happen and requires more labor than doing it right). Then there is the cost of power to run them, replacement of lamps and electronics, and the fact that they must be installed so the direct light must reach every surface where organisms are likely to grow.

          Finally, the Air-Conditioning and Refrigeration Technology Institute
          (ARTI), a not-for-profit organization established in 1989 to undertake scientific research in the public interest, ARTI sponsored a research project in 2002 titled: "Defining the Effectiveness of UV Lamps Installed in Circulating Air Ductwork (Project 610-40030)". The final conclusion from that project report is: "Until rigorous and adequate tests have been developed and performed, claims regarding protection against aerosol bioterrorism agents are suspect. The potential errors are too large and the consequences too great."

     We believe that we are a leader in the indoor environment industry in establishing not only product technology but more important, the public and industry policies and procedures that describe and regulate the use of the products we develop, manufacture and distribute. Our Chairman, Mr. Baker, is a member of four key Standard setting committees of the American Society for Heating Refrigeration, and Air-conditioning Engineers, Chairs the Indoor Air Quality Committee of the Consumer Specialty Products Association and the Government Affairs Committee of the Indoor Air Quality Association. We are also active in the National Air Duct Cleaners Association, the American Society For Testing of Materials, the International Society for Indoor Air Quality, the Air Conditioning Contractors Association, and other key industry associations. We are currently actively involved in the preparation of the first Mold Remediation Standard, writing of laws regulating mold remediation in several states, and other significant policies, guidelines and standards impacting the industry.

     Our involvement and influential role in the above activities assures that we are in a position to both assure that policies and procedures are compatible with and support the use of products we market. In addition, it places us in a position to anticipate needs of the industry and innovate in the development of products that meet emerging needs before they are clearly understood by competitors.

     Management believes that we are able to compete with competitors because of a combination of strengths as a provider of indoor air quality, indoor environmental quality and heating ventilation and air conditioning hygiene products and services. We have been recognized by industry publications for having innovative and highly rated environmental products. Our competitive advantages are as follows:

     . Reputation. We believe that the reputation and stature of Mr. Baker and our strategy to establish BBJ Environmental Solutions with a reputation for quality products that provide solutions for indoor air quality problems, indoor environment quality problems and heating, ventilation and air-conditioning hygiene will provide us with a competitive edge.
     . Commitment to Product Innovation and Technological Leadership. Since inception, management has dedicated substantial resources to research and development and product innovation. We pioneered the introduction of the first U.S. Environmental Protection Agency registered antimicrobial to be used in controlling bacteria and other growth in the heating, ventilation and air conditioning system.
     . EPA Registration. Mr. Robert Baker, our Executive Chairman, is highly regarded by the U.S. Environmental Protection Agency for developing and registering products for use in HVAC/R systems. Other manufacturers developing (or who have developed) new formulations will have to undergo a time consuming U.S. Environmental Protection Agency process, which normally takes two years or more.
     . Research and Development. Mr. Baker is well known in indoor air quality research and heating, ventilation, air conditioning science. He is on the Board of Directors of the Air Care Division of the Consumer Specialties Manufacturers Association and chairs its indoor air quality committee. He serves as a member of several technical committees of the American Society of Refrigeration and Air-conditioning Engineers.

Employees

     As of March 31, 2003, we had 15 full time non-union employees. Additional sales and marketing personnel may be hired in the future, as our sales efforts require such additional personnel.

Forward-Looking Statements and Business Risk Factors

     This Annual Report on Form 10-KSB (including the exhibits hereto), and other reports, proxy and information statements, and other communications to our stockholders, as well as oral statements made by representatives of the Company, may contain certain "forward-looking statements" within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and other risks detailed from time to time in our filings with the Securities and Exchange Commission that are subject to risks and uncertainties, including, but not limited to, product demand and market acceptance, capital spending plans, new product development, availability of products from third party suppliers, fluctuations in operating results with respect to, among other things, the Company's future revenues, operating income, and earnings per share, as well as plans and objectives of management. These forward-looking statements are typically identified by words or phrases such as "believe," "expect," "anticipate," "plan," "estimate," "intend," and other similar words and expressions, or future or conditional verbs such as "will," "should," "would," and "could."

     These forward-looking statements reflect the our current views of the Company at the time they are made and are based on information currently available to the management of the Company and upon current expectations, estimates, and projections regarding the Company and its industry, management's beliefs with respect thereto, and certain assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors (many of which are outside the control of the Company) which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. The following are some, but not all, of the factors that may cause the Company's actual results to vary materially from those which are the subject of such forward-looking statements.

Our auditors have a going concern qualification in their opinion contained in our audited consolidated financial statements which raises substantial doubt about our ability to continue as a going concern.

     As a result of our substantial historical operating losses, limited revenues and working capital and our capital needs, our auditors have added a going concern qualification (explanatory paragraph) in their report contained in our audited consolidated financial statements for the year ended December 31, 2002 which raises substantial doubt about our ability to continue as a going concern. While we have relied principally in the past on external financing to provide liquidity and capital resources for our operations, we can provide no assurances that cash generated from operations together with cash received in the future from external financing, if any, will be sufficient to enable us to continue as a going concern.

We have incurred substantial losses from inception while realizing limited revenues and we may never generate substantial revenues or be profitable in the future.

     For each fiscal year since our inception in July 1988, we have generated net losses. Our newly acquired subsidiary, BBJ Environmental Solutions, Inc., has also generated substantial net losses from its inception in August 1993 and has accumulated losses totaling approximately $5.7 million as of December 31, 2002. We have only recently emerged from our development stage operations and have historically generated limited revenues. We can provide no assurances that our operations will generate substantial revenues or be profitable in the future.

Our common stock private offerings have been highly dilutive to common stockholders and such offerings are likely to continue in the future.

     Between January 1, 2002 and December 31, 2002, we have raised approximately $1.7 million in additional financing principally through the offshore sale of approximately 14.6 million shares of our restricted common stock to non-U.S. persons pursuant to Regulation S offerings at prices between $0.11 and $0.14 per share. In addition, we issued warrants to purchase approximately 1.1 million shares of common stock exercisable at a price of $0.30 per share. These common stock offerings have significantly diluted the stockholdings of other common stockholders. Similar offerings in the future could also be highly dilutive to the interests of our common stockholders.

We may need to raise additional capital and it may not be available to us on favorable terms or at all; inability to obtain any needed additional capital on favorable terms would adversely affect our business, results of operations and financial condition.

     We estimate that our company may need to raise up to $1 million of additional capital over the next 12 months to support our operations, meet competitive pressures and/or respond to unanticipated requirements for a period of at least 12 to 15 months. While there are no definitive arrangements with respect to sources of additional financing, management anticipates that these funds may be raised from one or more of the following possible sources:

       . The Regulation S sale of restricted securities to offshore investors, some of whom are stockholders of our company;
       . The sale of restricted securities to U.S. investors in a Regulation D private placement offering;
       . Exercise of our outstanding options granted under our employee benefit stock plan; and
       .  Exercise of outstanding privately held warrants.

     While Management of our company has held discussions to pursue financing through each of the above mentioned alternatives and has recently completed private placement financings as summarized herein, we cannot assure you that additional financing will be completed on commercially reasonable terms, if at all. The inability to obtain additional financing, when needed, would materially adversely affect our business, results of operations and financial condition and could lead us to curtailing or ceasing operations.

We may be unable to compete effectively with competitors of perceived competing technologies or direct competitors that may enter our market with new technologies.

     The market for indoor air quality products and services is relatively new. Our ability to increase revenues and generate profitability is directly related to our ability to maintain a competitive advantage because of our U.S. Environmental Protection Agency regulatory registration of our leading product, BBJ MicroBiocide(R). Although management believes that there are presently no other products that inhibit microbial growth on the market that have U.S. Environmental Protection Agency registration for the heating, ventilation and air-conditioning system as does BBJ MicroBiocide(R), contractors may perceive any product claiming to control contamination as being equal to our products. The primary technologies that might be considered as an alternative to our products for indoor air quality improvement include air cleaning and filtration, ozone generators and photocatalytic destruction through ultraviolet light through the use of ultraviolet germicidal irradiation systems. We also face potential direct competition from additional companies that may enter this market with new competing technologies and with greater financial, marketing and distribution resources than us. These greater resources could permit our competitors to implement extensive advertising and promotional programs, which we may not be able to match. We can provide no assurances that we will be able to compete successfully in the future.

Our sales strategy to increase sales may not be successful.

     Our primary sales focus is to distribute our products through established national and regional wholesale distributors in the heating, ventilation, air conditioning and refrigeration industry. Our strategy is to gain entry into these distributors through a combination of our own outside sales force and manufacturer's representative companies that have already penetrated them with an experienced and well-trained sales force. Our manufacturer's representatives are independent sales representatives that sell our products, as well as other manufacturer's products, to heating, ventilation, air-conditioning and refrigeration distributors. We can provide no assurances that our strategy to increase sales will be successful.

Lack of public knowledge of maintaining good indoor air quality for problem avoidance may adversely affect sales growth.

     We believe that one of the largest obstacles our business faces is the lack of public knowledge of maintaining good indoor air quality, which may adversely affect sales growth. Our employees and officers spend a considerable amount of their time educating heating, ventilation, air-conditioning and refrigeration wholesale distributors, contractors and the general public on the importance of maintaining good air quality and the value of our products in problem avoidance. We can provide no assurances that these efforts will be successful in the future.

Our ability to increase revenues is ultimately dependent upon homeowners and building owners maintaining funds for problem avoidance.

     Sales of our products are dependent upon homeowners and building owners maintaining funds for good indoor air quality and problem avoidance. In the event that homeowners and building owners do not have funds available for such purpose due to the state of the economy or otherwise, the sales of our products would be adversely affected.

 Our failure to retain the services of Robert G. Baker, executive chairman to oversee operations could materially affect our operations.

     Our success depends largely upon retaining the continued services of Mr. Robert G. Baker, our executive chairman, to oversee our operations. Mr. Baker is a national authority on the impact of bacterial and fungal contamination on indoor air quality and he sits on several key industry technical committees. He is an author of books and writes articles on indoor air quality and contamination of heating, ventilation and air conditioning systems for trade publications. A failure to retain Mr. Baker to oversee our operations could have a material adverse effect on our business.

Our products may be subject to technological obsolescence.

     Considerable research is underway outside of us into the causes and solutions for indoor air quality problems. Discovery of new technologies could replace or result in lower than anticipated demand for our products and could materially adversely effect our operations.

We are subject to a wide variety of local, state and federal rules and regulations, which could result in unintentional violations of such laws. Also, changes in such laws could result in loss of revenues.

     As a chemical manufacturer, we are subject to a wide variety of local, state and federal rules and regulations. While we believe that our operations are in compliance with all applicable rules and regulations, we can provide no assurances that from time to time unintentional violations of such rules and regulations will not occur. Certain of our products are regulated by the U. S. Environmental Protection Agency and the individual states where marketed. Government regulation results in added costs for compliance activities and the risk of losing revenues should regulations change.

Item 2.   Description of Property

     We are located in a 7,000 square foot facility at 6802 Citicorp Blvd., Suite 500, Tampa, Florida. This facility is leased from a non-affiliated party, and the lease expires on December 31, 2005. We pay a base monthly rent of approximately $6,100, which includes rent, common area maintenance, insurance and real estate taxes. The landlord may increase our rent and common area maintenance, capped at 5% per year plus our pro rata share of insurance and real estate tax increases. Management believes that these facilities are adequate for our current and anticipated needs.

Item 3.   Legal Proceedings

     We are not a party to any legal proceeding.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

     On June 29, 2001, our Common Stock commenced trading on the OTC Electronic Bulletin Board under the symbol "BBJE" and had a closing sales price on that date of $0.65. As of March 31, 2003, the last sale of Common Stock in the Over-the-Counter Market was $0.10. The following table reflects the high and low closing sales prices of our Common Stock for the periods indicated as reported by the NASD.

                                                       Common Stock
                                                       ------------
                                                    High          Low
                                                    ----          ---
Year Ended December 31, 2001
----------------------------
     Third Quarter 2001                             $0.72        $0.08
     Fourth Quarter 2001                             0.33         0.09

Year Ended December 31, 2002
----------------------------
     First Quarter 2002                             $0.35        $0.10
     Second Quarter 2002                             0.35         0.09
     Third Quarter 2002                              0.24         0.13
     Fourth Quarter 2002                             0.19         0.09

     The over-the-market quotations in the table above reflect inter-dealer prices, without retail markups, markdowns or commissions and may not necessary represent actual transactions. The trading activity in our Common Stock has been limited.

     As of March 31, 2003, there were approximately 625 holders of record of our outstanding Common Stock. Our transfer agent StockTrans, Inc., 44 W. Lancaster Avenue, Ardmore, PA 19003, supplied the approximate number of holders of record of our Common Stock.

     The payment of dividends, if any, is within the discretion of the Board of Directors. The Company has not paid any dividends on its common stock in the past and the payment of dividends, if any, in the future will depend upon our earnings, capital requirements, financial condition and other relevant factors. Our Board of Directors does not presently intend to declare any dividends in the foreseeable future. Instead, our Board of Directors intends to retain all earnings, if any, for use in our business operations.

Financing Efforts

     During the quarter ended December 31, 2002, we completed the following private financing:

     . In December 2002, we received $594,000 in cash through a Regulation S offshore offering to an overseas bank. We sold 5,400,000 shares of our common stock at a cash purchase price of $0.11 per share and issued warrants to purchase 475,200 shares of our common stock, exercisable at $0.30 per share until its expiration date of November 30, 2004.

Item 6.   Managements' Discussion and Analysis or Plan of Operation

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

Forward-Looking Statements

     This report on Form 10-KSB contains forwarding-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, and actual results could be significantly different than those discussed in this prospectus. These statements discuss, among other things, expected growth, future revenues and future performance. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. The forward-looking statements are subject to risks and uncertainties as described under "Item 1. Business - Forward Looking Statements and Risk Factors."

Results of Operations

     Comparison of fiscal years ended December 31, 2002 and 2001
     During the year ended December 31, 2002, we generated sales of $658,593, an increase of $330,195 or 101% from the comparable period of the prior year. Sales increases were achieved in all of our products. The sales mix of our products for 2002 was 34% from BBJ MicroBiocide(R) products, 22% from FreshDuct(R) Odor Eliminator, 20% from Power Coil Clean(R) and 24% from other products. Management believes that such increases were due primarily to the implementation of a sales and marketing strategy to focus sales efforts on distributing our products primarily through established national and regional wholesale distributors in the heating, ventilation and air-conditioning and refrigeration industry. Our strategy is to gain entry into these distributors through a combination of our own outside sales force and manufacturer's representative companies that have established relationships.

     During the year ended December 31, 2002, our gross margin was $416,250, an increase of $210,714 or 103% from the comparable period of the prior year. Our gross margin percentage was 63% for each of the years ended December 31, 2002 and 2001.

     Total operating expenses for the year ended December 31, 2002 were $2,153,799 an increase of approximately 29% or $477,890 from the comparable period of the prior year. For the year ended December 31, 2002, sales and marketing increased by $323,658 as compared to the comparable period of the prior year primarily due to increases in salaries and benefits of personnel, commissions paid to outside sales representatives, consulting fees paid to Michael Nole as former director of sales and fees paid to an executive search firm to recruit a Senior Vice President of Operations and a Vice President of Sales. The consulting fees included a one-time stock bonus of 1,000,000 shares of our common stock valued at $0.10 per share. For the year ended December 31, 2002, general and administrative expenses increased by $203,779 as compared to the comparable period of the prior year. This increase was primarily the result of consulting services, key man life insurance, and legal fees associated with changing corporate legal counsel and public filings. The consulting services included an agreement to issue to ACOL International up to 1,400,000 shares of our common stock valued at $0.10 per share. These consulting services, which were to be rendered over an eight and one-half month period, were for ACOL International to provide investor relation services. These services included, without limitation: disseminating investor relation packages and corporate profiles to brokers; introductions to market makers interested in making markets in our common stock; increasing awareness of our company among institutional and individual investors; seeking potential merger and acquisition candidates; promoting awareness of our company in the business community of geographic areas where we wish to establish greater distribution; introducing us to large individual investors in order to provide potential sources of funding and to broaden investor base; and introducing us to large individual investors in order to provide potential sources of funding to broaden investor base; and introducing us to brokerage firms with the objective of their research departments tracking our progress. We terminated this agreement in October 2002. Of the 1,400,000 shares covered by the original agreement, we are not obligated to issue 100,000 shares to ACOL, as a result of the cancellation of the agreement.

     Research and development expenses as described in "Business" decreased by $49,547 during the year ended December 31, 2002, as compared to the comparable period of the prior year due to our limited working capital. Operating expenses when expressed as a percentage of sales for the year ended December 31, 2002 were 327% as compared to 510% for the comparable period of the prior year. These percentages are expected to decrease significantly as sales grow in future operating periods. Research and development expense in 2003 is expected to be approximately 20% higher than in 2002.

     For the three months and year ended December 31, 2002, we incurred a net loss of $596,915 and $1,737,549, respectively, compared to a net loss of $422,020 and $1,470,373 for the same periods in 2001. Our net loss for the year ended December 31, 2002 included approximately

$240,000 of non-cash losses resulting from the issuance of 1,000,000 shares of our common stock as a stock bonus to our former director of sales and an agreement to issue up to 1,400,000 shares of its common stock to ACOL International in exchange for consulting services, based upon a value of $0.10 per share.

New Sales Strategy

     During 2002, our sales organization significantly increased the number of HVAC/R wholesalers distributing our products. We now have 283 stocking wholesale locations on record. These locations were trained on our product line during 2002 and we anticipate that we will realize revenue during 2003 from this strategy.

     We are currently in the process of determining how to best leverage our distribution channels. A recently completed market analysis indicates developing and executing a pull through strategy that focuses on building owners and managers who control decisions in the largest buildings can realize gains in the HVAC maintenance market. This is usually schools, hospitals, and manufacturing operations. We believe we can create value for these customers by helping them improve the indoor air quality of their buildings with little or no additional cost. We are in the process of confirming anecdotal evidence that indicates utility savings can offset product and labor costs required to deliver improved HVAC maintenance needed to keep systems free of mold and other contamination from microorganisms.

     Our market analysis also indicates additional opportunities in duct cleaning, mold remediation, and mold prevention markets. Efforts will be made in the coming year to better understand and exploit these opportunities.

While we believe that these efforts will ultimately result in increased sales and profitable operations, we can provide no assurances in this regard.

Liquidity and Capital Resources

     As of December 31, 2002, we had net stockholders' equity of $554,243, accumulated deficit of $5,724,017 and a working capital surplus of $479,918. During the years ended December 31, 2002 and December 31, 2001, the net cash used in operating activities was $1,266,337 and $1,480,099, respectively. This was primarily a result of losses incurred by us during those periods. For the year ended December 31, 2002, compensation due to grant of common stock of $240,000 and an increase in accounts payable and accrued expenses of $211,882 reduced our net cash used in operating activities. During the years ended December 31, 2002 and December 31, 2001, net cash used in investing activities was $9,844 and $12,653, respectively, resulting from the purchase of property and equipment. During the years ended December 31, 2002 and December 31, 2001, net cash flows from financing activities amounted to $1,903,640 and $198,336, respectively. For the year ended December 31, 2002, cash was provided by financing activities from the sale of capital stock of $1,918,900, partially offset by payments on capital leases totaling $15,260. During the year ended December 31, 2001, cash was provided by financing activities from the sale of our common stock of $220,000 partially offset by payments on capital leases of $21,664.

     We elected in 2002 to close a revolving line of credit with the Bank of America secured by secured by assets of the Company, which provided for borrowings of up to $25,000 and was due on demand. Robert G. Baker and Jerry V. Schinella guaranteed the line of credit. Interest on the line was charged at 2.5% over the current index rate.

     We also elected in 2002 to close an unsecured revolving line of credit with AmSouth Bank, which provided for borrowings of up to $45,000 and was due on demand. Robert G. Baker, Jerry V. Schinella, and Michael J. Gordon guaranteed the line of credit. Interest on the line was charged at 2.0% over the current index rate.

     On June 5, 2002, we issued 1,400,000 shares of our common stock upon the exercise of options at a cash purchase price of $0.375 per share. Payment was made through the issuance of full recourse promissory notes due September 30, 2002, together with interest at the rate of 5% per annum. These options were granted to Michael Nole, our then director of sales, and his assistant, Nicholas Salerno. These notes remain unpaid as of the filing date of this Form 10-KSB and we have demanded payment. Management is currently accessing the collectibility of these notes and our legal options. We can provide no assurances that these notes will be fully collected by us through litigation, settlement or otherwise.

     As described herein we have relied principally on external financing to provide liquidity and capital resources for our operations. As of March 31, 2003, Management believes that we need approximately $1.0 million of additional financing to support our anticipated liquidity and capital resource needs during the balance of 2003 above and beyond anticipated cash flow from operations. We expect such financing to be obtained through the sale of equity to private investors. No assurances can be given that our efforts to raise additional financing for our short term (and long term) needs will be successful or, if successful, that such financing will be on terms satisfactory to us. As a result of our operating losses and capital needs, our auditors have added a going concern qualification (explanatory paragraph) as described in our consolidated financial statements and notes thereto which follow Item 9.

     While there are no definitive arrangements with respect to sources of additional financing, management anticipates that these funds may be raised from one or more of the following possible sources:

     . The Regulation S sale of restricted securities to offshore investors, some of whom are stockholders of our company;

     . The sale of restricted securities to U.S. investors in a Regulation D private placement offering;

     . Exercise of our outstanding options granted under our employee benefit stock plan; and

     .  Exercise of outstanding privately held warrants.

     While Management of our company has held discussions to pursue financing through each of the above mentioned alternatives and has recently completed private placement financings as summarized herein, we cannot assure you that additional financing will be completed on commercially reasonable terms, if at all. The inability to obtain additional financing, when needed, would materially adversely affect our business, results of operations and financial condition and could lead us to curtailing or ceasing operations.

Financing Efforts

     In 2002, we completed a private placement of 366,000 shares of Series A 10% convertible preferred stock at an aggregate price of $366,000 of which all shares were converted into 2,928,000 shares of common stock. From August through December 2002, we sold through subscription agreements approximately 11.7 million restricted shares of common stock at purchase prices ranging from $0.11 to $0.14 per share along with warrants to purchase approximately 1.1 million shares of common stock exercisable at a price of $0.30 per share to a group of overseas accredited investors for the total amount of approximately $1.3 million. We also received payment on promissory notes totaling $220,500 resulting from the exercise of stock options. A more detailed discussion of our financing efforts can found under Item 5 hereto.

Item 7.  Financial Statements

     The information required by Item 7, and an index thereto, appears at pages F-1 through F-18 (inclusive) of this Report, which pages follow Item 9.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not Applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     Information relating to the name of each executive officer, promoter, nominee and director of the Company, that person's age, positions and offices with the Company, business and principal occupations, directorships in other public experience companies, and service as an officer of the Company or service on the Company's board of directors set forth under the captions "Executive Officers" and "Election of Directors" in the Information Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the issuer's 2002 fiscal year (the "2003 Information Statement"), and information set forth under the subcaption "Section 16 Ownership Requirements" relating to Section 16 matters, is incorporated herein by reference.

Item 10.  Executive Compensation.

     Information with respect to current remuneration of directors and executive officers under the headings of "Election of Directors - Compensation of Directors," "Compensation of Executive Officers," and "Certain Relationships and Related Transactions" in the 2003 Information Statement is, to the extent such information as required by Item 402 of Regulation S-B, hereby incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

  (a) Security ownership information required by Item 403 of Regulation S-B relating to directors and named executive officers of the Company, beneficial holders of 5% or more of the outstanding Common Stock, and of all executive officers and directors as a group set forth under the heading "Security Ownership of Management and Certain Beneficial Owners" in the 2003 Information Statement is hereby incorporated herein by reference.

  (b) The following table provided information about the Company's Common Stock that may be issued upon the exercise of stock options under all of the issuer's equity compensation plans in effect as of December 31, 2002.

-------------------------------------------------------------------------------------------------
                         (a)                        (b)                 (c)
-------------------------------------------------------------------------------------------------
Plan category            Number of securities to    Weighted average    Number of securities
                         be issued upon exercise    exercise price of   remaining available for
                         of outstanding options     outstanding         future issuance under
                                                    options (1)         equity compensation plan
                                                                        (excluding securities
                                                                        reflected in column (a))
-------------------------------------------------------------------------------------------------
Equity compensation
Plan approved by
Security holders               6,482,478                 $0.96                6,517,522
-------------------------------------------------------------------------------------------------

---------------------
   (1) Based upon 50,000 options exercisable at $2.00 per share, 3,041,250 options exercisable at $1.25 per share, 1,019,488 options exercisable at $1.17 per share, 440,000 options exercisable at $1.00 per share, 620,000 options exercisable at $0.50 per share, 1,070,240 options exercisable at $0.30 per share, 225,000 options exercisable at $0.20 per share, 16,500 options exercisable at $.13 per share.

     Our Stock Option Plan provides for a proportionate adjustment to the number of shares reserved for issuance in the event of any stock dividend, stock split, combination, recapitalization, or similar event.

Item 12.  Certain Relationships and Related Transactions.

     Information regarding transactions and relationships between the Company and its directors and executive officers under the headings "Certain Relationships and Related Transactions" in the 2003 Information Statement is, to the extent such information as required by Item 404 of Regulation S-B, hereby incorporated herein by reference.

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)(1)(2)      Financial Statements and Financial Statement Schedules.
                    A list of the Financial Statements and Financial Statement Schedules filed as a part of this Report is set forth in
                    Item 8, and appears at Page F-1 of this Report, which list is incorporated herein by reference.

     (a)(3)         Exhibits

      2.1 Agreement and Plan of Reorganization (incorporated by reference to Form 8-K dated June 1, 2000).
      3.1 Amended and Restated Articles of Incorporation as filed with the Secretary of State of the State of Nevada on June 19, 2001 (incorporated by reference to the Registrant's Form 10-QSB for its quarter ended June 30, 2001).
      3.2 Designation of Rights and Preferences of Series A Convertible Preferred Stock (incorporated by reference to Registrant's Form 10-KSB for its year ended December 31,
                    2001).
      3.6 By-Laws of the Registrant (incorporated by reference to Registration Statement on Form S-1, file Number 33-34200).
      10.1 Facility lease and Amendment No. 1 thereto (incorporated by reference to Registrant's Form 10-QSB for its quarter ended June 30, 2001) and Amendment No. 2 (filed herewith).
      10.2 Agreement with ACOL International Ltd. dated as of April 15, 2002 (incorporated by reference to Registration Statement on Form SB-2, filed July 11, 2002).
      10.3 Employment Agreement, dated effective as of January 1, 2003, by and between BBJ Environmental Technologies, Inc. and Robert G. Baker (incorporated by reference to Registrant's Form 8-K - date of earliest event - January 27, 2003).
      10.4 Grant of Option, dated January 27, 2003, by and between BBJ Environmental Technologies, Inc. and Robert G. Baker (incorporated by reference to Registrant's Form 8-K - date of earliest event - January 27, 2003).
      10.5 Consulting Agreement, dated effective as of January 1, 2003, by and between BBJ Environmental Technologies, Inc. and Jean Caillet (incorporated by reference to Registrant's Form 8-K
                    - date of earliest event - January 27, 2003).
      10.6 Stock Grant Agreement, dated January 27, 2003, by and between BBJ Environmental Technologies, Inc. and Jean Caillet (incorporated by reference to Registrant's Form 8-K
                    - date of earliest event - January 27, 2003).
      10.7 Grant of Option, dated January 27, 2003, by and between BBJ Environmental Technologies, Inc. and Jean Caillet (incorporated by reference to Registrant's Form 8-K - date of earliest event - January 27, 2003).

        99.1 Employee Benefit and Consulting Services Compensation Plan adopted November 16, 2000 (incorporated by reference to the Registrant's Exhibit C to its Proxy Statement, filed in April 2001).
        99.2 Amendment to Employee Benefit and Consulting Services Compensation Plan adopted November 16, 2000 (incorporated by reference to the Registrant's Form 10-QSB for its quarter ended March 31, 2002).
        99.3 Audit Committee Charter adopted in May 2001 (incorporated by reference to Registrant's Form 10-KSB for its year ended December 31, 2001).
        99.4 Form of Regulation S Subscription Agreement - August 12, 2002 (incorporated by reference to the Registrant's Form 10-QSB for its quarter ended September 30, 2002).
        99.5 Form of Regulation S Subscription Agreement - October 23, 2002 (incorporated by reference to Registrant's Form 8-K - date of earliest event - 10/23/02).

       (b) Reports on Form 8-K.

     A Form 8-K dated December 19, 2002 was filed during the quarter ended December 31, 2002 to report the completion of a Regulation S offshore offering. Subsequent to December 31, 2002, a Form 8-K dated January 6, 2003 was filed to report the issuance of a press release announcing that the U.S. Environmental Protection Agency had granted registration to BBJ Environmental Solutions for BBJ MicroBiocide For Air Ducts, our new antimicrobial product for use in air duct systems. Additionally, a Form 8-K dated January 27, 2003 was filed to report that we 1) entered into an Employment Agreement, effective January 1, 2003, with Robert G. Baker as Executive Chairman, 2) entered into a Consulting Agreement, effective January 1, 2003, with Jean Caillet, a director of the Company, 3) announced that James E. Buell had been hired to serve as Senior Vice President, Operations, and 4) announced that Christopher B. Lehmann had been hired to serve as Vice President of Sales. Except for the foregoing, no other Form 8-K's were filed since the third quarter of fiscal 2002.

  Item 14     Controls and Procedures.

     (a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934), as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that these disclosure controls and procedures are effective to ensure the disclosure of material information related to the Company, including its consolidated subsidiaries, that is required to be disclosed in reports that the Company files and submits under the Securities Exchange Act of 1934.

     (b) Changes in Internal Controls. There were no significant changes in our internal controls or in other factors known to us that could significantly affect these internal controls subsequent to the Evaluation Date.

                                   SIGNATURES

     Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of April 2003.

                                     BBJ ENVIRONMENTAL
                                     TECHNOLOGIES, INC.

                                     By: /s/ Robert G. Baker
                                         ---------------------------------------
                                     Robert G. Baker, Executive Chairman

                                     /s/ Jerry V. Schinella
                                     -------------------------------------------
                                     Jerry V. Schinella, Chief Financial Officer

     In accordance with the requirements of the Securities Act of 1933, as amended, this Registration Statement was signed by the following persons in the capacities and on the dates stated.

SIGNATURE                        TITLE                          DATE
---------                        -----                          ----

/s/ Robert G. Baker              Chairman of the Board,         April 14, 2003
--------------------------       Executive Chairman
Robert G. Baker

/s/ Jerry V. Schinella           Chief Financial Officer        April 14, 2003
--------------------------
Jerry V. Schinella

/s/ Walter R. Arnett             Director                       April 14, 2003
--------------------------
Walter R. Arnett

/s/ Olivier d'Auriol             Director                       April 14, 2003
--------------------------
Olivier d'Auriol

/s/ Jean Caillet                 Director                       April 14, 2003
--------------------------
Jean Caillet

                                  CERTIFICATION

     I, Robert G. Baker, Executive Chairman, acting Chief Executive Officer, of the Registrant, certify that:

     1. I have reviewed this annual report on Form 10-KSB of BBJ Environmental Technologies, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure control and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entitles, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003                       /s/ Robert G. Baker
                                           -------------------
                                           Robert G. Baker, Executive Chairman

                                  CERTIFICATION

     I, Jerry V. Schinella, Chief Financial Officer of the Registrant, certify that:

     I have reviewed this annual report on Form 10-KSB of BBJ Environmental Technologies, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

     4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure control and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entitles, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003                /s/ Jerry V. Schinella
                                    ----------------------
                                    Jerry V. Schinella, Chief Financial Officer

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                        Consolidated Financial Statements
                           December 31, 2002 and 2001
                   (With Independent Auditors' Report Thereon)

Kirkland, Russ, Murphy & Tapp
Certified Public Accountants
13577 Feather Sound Drive, Suite 400
Clearwater, Florida 33762-5539
(727) 572-1400 Fax (727) 571-1933
Internet: www.KRMTCPA.com


                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
BBJ Environmental Technologies, Inc.
  and Subsidiary:

We have audited the accompanying consolidated balance sheets of BBJ Environmental Technologies, Inc. and Subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BBJ Environmental Technologies, Inc. and Subsidiary as of December 31, 2002 and 2001, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company's significant operating losses and accumulated deficit raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Kirkland, Russ, Murphy & Tapp

February 21, 2003
Clearwater, Florida

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                           Consolidated Balance Sheets

                           December 31, 2002 and 2001

                                     ASSETS
                                     ------

                                                           2002           2001
                                                         --------       --------
Current assets:
  Cash                                                   $651,315         23,856
  Accounts receivable, net                                 84,396         80,073
  Inventory                                                60,838         48,159
                                                         --------       --------

                    Total current assets                  796,549        152,088

Property and equipment, net                                59,528         86,199
Security deposits                                          14,797         14,614
                                                         --------       --------


                                                         $870,874        252,901
                                                         ========       ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                         2002           2001
                                                     -----------    -----------
Current liabilities:
  Accounts payable and accrued expenses              $   316,631         58,748
  Current portion of capital lease obligations                 -         15,261
                                                     -----------    -----------

             Total current liabilities                   316,631         74,009

Stockholders' equity:
  Common stock, $.001 par value, 50,000,000
    shares authorized, 40,314,578 and 22,396,578
    shares issued and outstanding, respectively           40,315         22,397
  Additional paid-in capital                           6,762,945      4,363,463
  Accumulated deficit                                 (5,724,017)    (3,986,468)
  Stock subscriptions receivable                        (525,000)      (220,500)
                                                     -----------    -----------

             Net stockholders' equity                    554,243        178,892
                                                     -----------    -----------


                                                     $   870,874        252,901
                                                     ===========    ===========

See accompanying notes to consolidated financial statements.

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Operations

                 For the Years Ended December 31, 2002 and 2001

                                                             2002            2001
                                                         ------------    ------------
Sales, net                                               $    658,593         328,398

Cost of sales                                                 242,343         122,862
                                                         ------------    ------------

      Gross margin                                            416,250         205,536

Operating expense:
  Sales and marketing                                       1,315,820         992,162
  General and administrative                                  734,115         530,336
  Research and development                                    103,864         153,411
                                                         ------------    ------------

      Total operating expenses                              2,153,799       1,675,909
                                                         ------------    ------------

      Net loss                                           $ (1,737,549)     (1,470,373)
                                                         ============    ============

      Net loss per common share - basic and diluted      $       (.06)           (.08)
                                                         ============    ============

      Weighted average number
          of common stock                                  27,644,000      18,660,000
                                                         ============    ============

See accompanying notes to consolidated financial statements.

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity

                 For The Years Ended December 31, 2002 and 2001

                                            Convertible                           Additional                 Stock         Net
                                          Preferred Stock        Common Stock      Paid-in   Accumulated Subscriptions Stockholders'
                                         Shares     Amount     Shares    Amount    Capital     Deficit     Receivable      Equity
                                        --------  ---------  ---------- -------- ----------  ----------- ------------- -------------
Balances at December 31, 2000                  -  $       -  17,592,578 $ 17,593  3,927,767   (2,516,095)           -     1,429,265

Exercise of options for cash and notes         -          -   2,000,000    2,000    438,500            -     (220,500)      220,000

Issuance of additional shares to adjust
  purchase price of 2000 stock issuance        -          -   2,804,000    2,804     (2,804)           -            -             -

Net loss                                       -          -           -        -          -   (1,470,373)           -    (1,470,373)
                                        --------  ---------  ---------- -------- ----------  -----------  -----------   -----------

Balances at December 31, 2001                  -          -  22,396,578   22,397  4,363,463   (3,986,468)    (220,500)      178,892

Issuance of convertible preferred
  stock for cash                         366,000    366,000           -        -          -            -            -       366,000

Issuance of common stock for cash              -          -  11,720,000   11,720  1,320,680            -            -     1,332,400

Issuance of common stock for
  service                                      -          -   1,870,000    1,870    192,130            -            -       194,000

Exercise of options for notes                  -          -   1,400,000    1,400    523,600            -     (525,000)            -

Conversion of convertible preferred
  stock                                 (366,000)  (366,000)  2,928,000    2,928    363,072            -            -             -

Repayment of notes                             -          -           -        -          -            -      220,500       220,500

Net loss                                       -          -           -        -          -   (1,737,549)           -    (1,737,549)
                                        --------  ---------  ---------- --------  ---------  -----------  -----------   -----------

Balances at December 31, 2002                  -  $       -  40,314,578 $ 40,315  6,762,945   (5,724,017)    (525,000)      554,243
                                        ========  =========  ========== ========  =========  ===========  ===========   ===========

See accompanying notes to consolidated financial statements.

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                 For the Years Ended December 31, 2002 and 2001


                                                         2002            2001
                                                      -----------    -----------
Cash flows from operating activities:
  Net loss                                            $(1,737,549)    (1,470,373)
  Adjustment to reconcile net loss to net
    cash used in operating activities:
    Depreciation                                           36,332         40,277
    Provision of uncollectible accounts                    16,637              -
    Compensation due to grant of common stock             240,000              -
    Changes in current assets and liabilities:
       Accounts receivable                                (20,960)       (51,495)
       Inventory                                          (12,679)       (23,114)
       Accounts payable and accrued expenses              211,882         24,606
                                                      -----------    -----------

              Net cash used in operating activities    (1,266,337)    (1,480,099)
                                                      -----------    -----------

Cash flows from investing activities:
  Purchase of property and equipment                       (9,661)       (12,653)
  Security deposits                                          (183)             -
                                                      -----------    -----------

              Net cash used in investing activities        (9,844)       (12,653)
                                                      -----------    -----------

Cash flows from financing activities:
  Proceeds from bank notes and other loans                115,163              -
  Principal payments on bank notes and
    capital leases                                       (130,423)       (21,664)
  Net proceeds from issuance of common stock            1,918,900        220,000
                                                      -----------    -----------

              Net cash provided by financing
                 activities                             1,903,640        198,336
                                                      -----------    -----------

Net increase (decrease) in cash                           627,459     (1,294,416)

Cash, beginning of year                                    23,856      1,318,272
                                                      -----------    -----------

Cash, end of year                                     $   651,315         23,856
                                                      ===========    ===========

                                                                     (continued)

                        BBJ ENVIRONMENTAL SOLUTIONS, INC.
                                 AND SUBSIDIARY

                Consolidated Statements of Cash Flows - Continued

                                                               2002       2001
                                                             --------   --------
Supplemental disclosures of cash flow information:
    Interest paid                                            $  7,737      4,390
                                                             ========   ========

Supplemental disclosures of non-cash financing activities:
    Conversion of convertible preferred stock into
      2,928,000 shares of common stock                       $366,000          -
                                                             ========   ========
    Issuance of 70,000 shares of common stock
      for legal services                                     $ 14,000          -
                                                             ========   ========
     Issuance of 1,400,000 shares of common stock
       for stock subscriptions receivable                    $525,000    220,500
                                                             ========   ========

See accompanying notes to consolidated financial statements.

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

                   Notes to Consolidated Financial Statements

                           December 31, 2002 and 2001

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

       During 2000, in connection with the Company's Recapitalization (see Note 8(a)), the Company's name was changed to BBJ Environmental Technologies, Inc.

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

                                                                     (continued)

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

             Notes to Consolidated Financial Statements - Continued

(2)    Summary of Significant Accounting Policies - Continued

       (c)   Property and Equipment

             Property and equipment are stated at cost. Depreciation on property and equipment is calculated on the straight-line method over the estimated useful lives ranging from three to seven years. Equipment previously under capital leases and leasehold improvements were amortized by the straight-line method over the terms of the related leases.

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

       (f)   Revenue Recognition

             Revenue from sales of products is recorded when the related product is shipped. Sales returns and provision for doubtful accounts are netted against gross sales.

       (g)   Allowance of Doubtful Accounts

             It is the policy of management to review the outstanding accounts receivable at year end, as well as the bad debt write-offs experienced in the past, and establish an allowance for doubtful accounts for uncollectible amounts. As of December 31, 2002 and 2001, the allowance for doubtful accounts was $13,000 and $247, respectively.

       (h)   Security Deposits

             Security deposits are held by vendors to ensure the Company's faithful performance of obligations for building lease, utilities and payroll.

                                                                     (continued)

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

             Notes to Consolidated Financial Statements - Continued

(2)    Summary of Significant Accounting Policies - Continued

       (i)   Estimates

             In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

       (j)   Stock Options

             The Company measures compensation expense under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and no compensation expense has been reported for its fixed stock option plan.

             In December 2002, the Company adopted FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." Statement No. 148 amends Statement No. 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Statement No. 148 also amends the disclosure requirements of Statement No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of Statement No.148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. See Note 8 (d) for disclosure under Statement No. 148.

       (k)   Concentration of Credit Risk

             Cash balances are maintained in financial institutions. Occasionally, deposits exceed amounts insured by the Federal Deposit Insurance Corporation. The Company's customers are located primarily in the United States. Approximately 50% of the Company's sales were generated from five customers in 2002 and seven customers in 2001. Two customers in 2002 and 2001 each accounted for more than 10% of the Company's sales.

                                                                     (continued)

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

             Notes to Consolidated Financial Statements - Continued

 (2)   Summary of Significant Accounting Policies - Continued

       (l)   Net Loss Per Share

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

(3)    Property and Equipment

       Property and equipment consists of the following:

                                                     2002            2001
                                                  ----------     ----------

             Furniture and fixtures               $   32,945         32,945
             Office equipment                        109,915        100,681
             Manufacturing equipment                 107,299        106,872
             Leasehold improvements                   17,272         17,272
                                                  ----------     ----------
                                                     267,431        257,770
             Less accumulated depreciation
               and amortization                     (207,903)      (171,571)
                                                  ----------     ----------

                                                  $   59,528         86,199
                                                  ==========     ==========

(4)    Lines of Credit

       The Company elected to close in 2002 a revolving line of credit with a financial institution, secured by assets of the Company, which provided for borrowings of up to $25,000 and was due on demand. The line of credit was guaranteed by some of the stockholders of the Company. As of December 31, 2001, there was no outstanding amount under this agreement.

       The Company also elected to close in 2002 an unsecured revolving line of credit with another financial institution, which provided for borrowings of up to $45,000 and was due on demand. The line of credit was guaranteed by some of the stockholders of the Company. As of December 31, 2001, there was no outstanding amount under this agreement.

                                                                     (continued)

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

             Notes to Consolidated Financial Statements - Continued

(5)    Capital Leases

       The Company paid in full its obligations under various lease agreements for certain equipment. These leases were noncancellable and required monthly payments through September 2002. The cost of equipment under these capital leases at December 31, 2002 and 2001 is $89,611 with accumulated amortization of $89,611 and $78,730, respectively.

(6)    Commitments and Contingencies

       (a)   Leases

             In October 2002, the Company extended the operating lease of its 6,964 square foot operating facility that expired on December 31, 2002 for an additional three-year period from January 1, 2003 through December 31, 2005. Total rent expense for the years ended December 31, 2002 and 2001 was approximately $75,000 and $71,000, respectively. Future minimum lease payments under this operating lease are approximately as follows:

                        2003                  $50,000
                        2004                   52,000
                        2005                   54,000

       (b)   Potential Legal Claims

             The Company recognizes that claims may arise during the normal course of business, however, currently the Company's management and legal counsel are unaware of any pending, threatened or unasserted claims made against the Company.

(7)    Income Taxes

       The Company had no income tax expense in 2002 and 2001 due to its operating losses. The Company has net operating loss carryforwards of approximately $3.7 million for tax reporting purposes at December 31, 2022. Such loss carryforwards, subject to certain limitations, expire through 2017. To the extent that the Company has taxable net income, the loss carryforwards will be used to offset the taxable income. In addition, the Company had net operating loss (NOL's) carryforwards related to its acquisition and recapitalization (Note 1). These NOL's are significantly limited under IRC 382.

                                                                     (continued)

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

             Notes to Consolidated Financial Statements - Continued

(7)    Income Taxes - Continued

       Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities as of December 31 are as follows:

                                                                 2002            2001
                                                             ------------    -----------
         Deferred tax assets:
              Net operating loss carryforwards               $  1,400,000      1,200,000
                                                               ----------    -----------

                 Total deferred tax assets                      1,400,000      1,200,000

              Valuation allowance for deferred tax assets      (1,400,000)    (1,200,000)
                                                             ------------    -----------

                 Net deferred tax assets                     $          -              -
                                                             ============    ===========

(8)    Stockholders' Equity

       (a)   Recapitalization

             On May 31, 2000, the Company's stockholders approved a reverse stock split of one-for-three, which became effective on June 2, 2000. Contemporaneously, the Company issued 12,410,666 post-split shares of its common stock in exchange for all the issued and outstanding shares of capital stock of BBJ Environmental Solutions in a recapitalization transaction accounted for similar to a reverse acquisition. The Company was formerly a non-operating public shell corporation with no significant assets and was treated as the "acquired" company in the transaction, but remains the surviving legal entity. Accordingly, the transaction was treated as an issuance of stock by BBJ Environmental Solutions for the net monetary assets of the Company, accompanied by a recapitalization. Since this transaction is in substance a recapitalization of BBJ Environmental Solutions and not a business combination, a valuation was not performed and no goodwill was recorded.

       (b)   Preferred Stock

             In 2002, the Company completed a private placement of 366,000 shares of Series A 10% convertible preferred stock at an aggregate price of $366,000. The holders of the convertible preferred stock had the right to convert such shares into shares of common stock at a conversion price equal to 8 shares of common stock for each share of preferred stock. In 2002, all shares of preferred stock were converted into 2,928,000 shares of common stock.

                                                                     (continued)

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

             Notes to Consolidated Financial Statements - Continued

(8)    Stockholders' Equity - Continued

       (c)   Common Stock

             From August through December 2002, the Company sold through subscription agreements approximately 11.7 million restricted shares of its common stock at a purchase price ranging from $0.11 to $0.14 per share to group of overseas accredited investors for the total amount of $1,332,400.

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

        (d)  Stock Options

             At December 31, 2002, the Company has one stock-based employee compensation plan, which is described more fully below. The Company accounted for this plan under the recognition and measurement principles of Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under this plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the stock option plan been determined based on the fair value at the grant dates consistent with recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," the effect on net loss and earnings per share on a pro forma basis would have been immaterial.

             Under the fair value method, the fair value of each option grant is estimated using the Black-Scholes option pricing model with the following assumptions used for each option grant: (i) no dividend yield; (ii) expected volatility of 25%; (iii) a risk free interest rate of 5%; and (iv) an estimated option life ranging from three to five years. The results calculated under the pricing model may vary depending on the assumptions applied within the model.

                                                                     (continued)

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

             Notes to Consolidated Financial Statements - Continued

(8)    Stockholders' Equity - Continued

       (d)   Stock Options

             On November 16, 2000, the board of directors adopted the 2000 Employee Benefit and Consulting Services Compensation Plan, which was approved by the shareholders on May 15, 2001. Under the terms of this plan, as amended, 13 million shares of authorized but unissued shares of Company common stock are reserved for issuance. The plan provides for the grant of incentive stock options to attract, retain, and reward officers, employees, directors, and consultants of the Company and its subsidiary. The options granted are at an option price at least equal to the fair market value of the Company's common stock on the date the option is granted. Options granted under the plan are exercisable for a term no longer than ten years, are not transferable, and will terminate within a period of time following termination of employment with the Company or its subsidiary.

             Option holders of the Company's subsidiary, BBJ Environmental Solutions, exchanged in 2001 their options for options in the Company's plan. The options were identical, except that the number of shares of common stock subject to each option was twice the original number of shares with a five-year expiration term. Options to purchase 2,459,244 shares of BBJ Environmental Solutions common stock under the BBJ Environmental Solutions Plan were converted into options to purchase 4,918,488 shares of common stock of the Company.

             Changes in stock options are as follows:

                                                             2002                         2001
                                               ------------------------------  ---------------------------
                                                                   Weighted                     Weighted
                                                                    Average                      Average
                                                                   Exercise                     Exercise
                                                     Shares          Price        Shares          Price
                                               --------------  --------------  -------------  ------------
Beginning balance                                  7,313,488          $  1.03     8,068,488       $ 1.12
Granted                                            1,936,240             0.35     3,283,000         0.41
Exercised                                         (1,400,000)            0.38    (2,000,000)        0.23
Canceled                                          (1,367,250)            1.07    (2,038,000)        1.09
                                               --------------  --------------  ------------   ----------

Ending balance                                     6,482,478          $  0.96     7,313,488       $ 1.03
                                               =============   ==============  ============   ==========

Exercisable                                        6,247,228          $  0.95     6,998,488       $ 1.02
                                               =============   ==============  ============   ==========

Weighted average fair value of
   options granted during the year                                    $  0.35                     $ 0.41
                                                               ==============                 ==========

                                                                     (continued)

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.
                                 AND SUBSIDIARY

             Notes to Consolidated Financial Statements - Continued

(8)    Stockholders' Equity - Continued

       (d)   Stock Options

             The following table summarizes information about stock options outstanding at December 31, 2002:

                                                                 Weighted
                                                                 Average
                                           Number               Remaining                  Number
                Exercise                Outstanding            Contractual              Exercisable
                  Price                   12/31/02            Life in Years               12/31/02
            -------------------       ----------------     -------------------     ------------------
                $ 2.00                          50,000             3.4                         20,000
                  1.25                       3,041,250             3.0                      2,872,500
                  1.17                       1,019,488             3.4                      1,019,488
                  1.00                         440,000             3.4                        440,000
                  0.50                         620,000             4.5                        620,000
                  0.30                       1,070,240             1.8                      1,070,240
                  0.20                         225,000             0.7                        225,000
                  0.13                          16,500             3.0                              -
            -------------------       ----------------     -------------------     ------------------

              $0.13 - $2.00                  6,482,478             3.0                     6,267,228
            ===================       ================     ===================     ==================

(9)    Going Concern

       As indicated in the accompanying consolidated financial statements, the Company has sustained losses of approximately $1.7 million in 2002 and has an accumulated deficit of approximately $5.7 million as of December 31, 2002. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management intends to cure these issues through the full implementation of its sales and marketing strategy to create product demand through HVAC/R, duct cleaning and mold remediation distribution channels and seek alternative sources of financing.

       Management believes the Company can improve its cash flow position in 2003, but recognizes that the Company must secure alternative sources of financing to continue operations. Due to positive developments centered on the Company's January 2003 hiring of significant additions to its management team, the recent registration granted by the U.S. Environmental Protection Agency to use the Company's product in air duct systems, and improved sales prospects, a group of overseas accredited investors have committed to continue providing additional financing to the Company. This group of investors has previously provided financing to the Company in the aggregate amount of approximately $3.8 million since November 2000.