Form 10QSB
period 2003-03-31
BBJ ENVIRONMENTAL TECHNOLOGIES INC
filed 2003-05-15
CIK 839439

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934
               For the quarterly period ended March 31, 2003

   [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
               For the transition period from ________________ to ______________

                        Commission file number: 000-24016

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in it charter)

                Nevada                                   65-1148155
--------------------------------------------------------------------------------
    (State or other jurisdiction of            (IRS Employer Identification No.)
     incorporation or organization)

              6802 Citicorp Drive, Suite 500, Tampa, Florida 33619
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 30, 2003, there were 40,814,578 shares of the issuer's common stock, $0.001 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.
                      ------------------------------------

                                      INDEX
                                      -----

PART I.  FINANCIAL INFORMATION                                             Page
                                                                           ----

   Item 1.  Financial Statements

            Consolidated Balance Sheets as of March 31, 2003 (Unaudited)
                 and December 31, 2002                                     3

            Consolidated Statements of Operations   (Unaudited) for the
                 Three Months ended March 31, 2003 and 2002                4

            Consolidated Statements of Cash Flows    (Unaudited) for the
                 Three Months ended March 31, 2003 and 2002                5-6

            Notes to Consolidated Financial Statements (Unaudited)         7-8

   Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       9-12

   Item 3.  Controls and Procedures                                        12

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings                                              13

   Item 2.  Changes in Securities                                          13

   Item 3.  Defaults Upon Senior Securities                                13

   Item 4.  Submission of Matters to a Vote of Security Holders            13

   Item 5.  Other Information                                              13

   Item 6.  Exhibits and Reports on Form 8-K                               14-15

SIGNATURE PAGE                                                             16

               BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                 (Unaudited)
                                                                March 31, 2003  Dec. 31, 2002
                                                                --------------  -------------
ASSETS

Current assets:
     Cash                                                         $   110,678    $   651,315
     Accounts receivable, net                                         207,342         84,396
     Inventory                                                         59,201         60,838
                                                                  -----------    -----------
         Total current assets                                         377,221        796,549

Property and equipment, net                                            62,027         59,528
Security deposits                                                      14,797         14,797
                                                                  -----------    -----------
                                                                  $   454,045    $   870,874
                                                                  ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                        $   292,023    $   316,631
                                                                  -----------    -----------

Stockholders' equity:
     Common stock, $.001 par value; 50,000,000 shares
        authorized; 40,814,578 and 40,314,578 shares issued and
         outstanding, respectively                                     40,815         40,315
     Additional paid-in capital                                     6,832,445      6,762,945
     Accumulated deficit                                           (6,186,238)    (5,724,017)
     Stock subscriptions receivable                                  (525,000)      (525,000)
                                                                  -----------    -----------
         Net stockholders' equity                                     162,022        554,243
                                                                  -----------    -----------
                                                                  $   454,045    $   870,874
                                                                  ===========    ===========

                            See accompanying notes.

               BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                   Three Months Ended March 31,
                                                    2003                2002
                                                ------------       ------------
Sales, net                                      $    269,425       $    169,365

Cost of sales                                         89,922             63,247
                                                ------------       ------------

         Gross margin                                179,503            106,118
                                                ------------       ------------
Operating Expenses:
     Sales and marketing                             313,306            322,577
     General and administrative                      296,051            148,811
     Research and development                         32,367             21,310
                                                ------------       ------------
         Total operating expenses                    641,724            492,698
                                                ------------       ------------

Net loss                                        $   (462,221)      $   (386,580)
                                                ============       ============

Net loss per share                              $      (0.01)      $      (0.02)
                                                ============       ============

Weighted average shares
     outstanding                                  40,625,000         22,408,000
                                                ============       ============


                             See accompanying notes.

               BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Three Months Ended March 31,
                                                                   2003         2002
                                                                ---------    ---------
Cash flows from operating activities:
Net loss                                                        $(462,221)   $(386,580)
Adjustments to reconcile net loss to net
    cash used in operating activities:
       Depreciation                                                 5,982       10,282
       Allowance for doubtful accounts                              5,295         --
       Compensation due to grant of common stock                   48,000      100,000
       Changes in current assets and liabilities:
         Accounts receivable                                     (128,241)     (81,006)
         Inventory                                                  1,637        5,606
         Accounts payable and accrued expenses                    (24,608)      38,603
                                                                ---------    ---------

                  Net cash used in operating activities          (554,156)    (313,095)
                                                                ---------    ---------

Cash flows from investing activities:
     Purchase of property and equipment                            (8,481)        (553)
     Security deposits                                               --           (675)
                                                                ---------    ---------

                  Net cash used in investing activities            (8,481)      (1,228)
                                                                ---------    ---------

Cash flows from financing activities:
     Proceeds from bank lines of credit                              --         56,660
     Principal payments on capital leases                            --         (6,135)
     Net proceeds from issuance of preferred and common stock      22,000      265,000
                                                                ---------    ---------

                  Net cash provided by financing activities        22,000      315,525
                                                                ---------    ---------

                             See accompanying notes.
                                   (continued)

               BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY

                                   (Unaudited)

                                                           Three Months Ended March 31,
                                                                2003         2002
                                                             ---------    ---------
Net increase (decrease) in cash                               (540,637)       1,202

Cash, beginning of period                                      651,315       23,856
                                                             ---------    ---------

Cash, end of period                                          $ 110,678    $  25,058
                                                             =========    =========

Supplemental disclosures of cash flow information:

     Interest paid                                           $     360    $   1,034
                                                             =========    =========

Supplemental disclosures of non-cash financing activities:

     Issuance of 300,000 and 1,000,000 shares of common
       stock for consulting services, respectively           $  48,000    $ 100,000
                                                             =========    =========

                             See accompanying notes.

               BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2003
                                   (Unaudited)

NOTE A - Basis of Presentation

         The accompanying unaudited consolidated financial statements at March 31, 2003 include the accounts of BBJ Environmental Technologies, Inc. (the "Company") and its subsidiary, BBJ Environmental Solutions, Inc. (acquired on June 1, 2000); and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of March 31, 2003 and results of operations for the three months ended March 31, 2003 and 2002. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. For further information and a current discussion of the Company's financial condition as of December 31, 2002, references should be made to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, which was previously filed in April 2003. The consolidated companies are collectively referred to herein as "BBJ" or the "Company". All significant inter-company accounts and transactions have been eliminated. Certain amounts in the 2002 statements have been reclassified to conform to their 2003 presentation. Such reclassifications had no effect on reported net loss.

NOTE B - Organization and Description of Business

         BBJ Environmental Technologies, Inc., formerly known as Omega Development, Inc., was a development stage enterprise formed under the laws of the State of Nevada to evaluate, structure and complete a business combination in the form of a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. In June 2000, the Company acquired 100% of the outstanding common stock of BBJ Environmental Solutions, Inc., a Florida corporation organized in 1993 ("BBJ Environmental Solutions"). As a result, BBJ Environmental Technologies is a holding company for BBJ Environmental Solutions, its operating subsidiary.

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

NOTE C - Computation of Net Loss Per Common Share

         Loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year.

NOTE D - Issuance of Common Stock

         Since December 31, 2002, we completed the following private financings:

         o On February 14, 2003, we received $22,000 in cash through a Regulation S offshore offering to an overseas investor. We sold 200,000 shares of our Common Stock at a cash purchase price of $0.11 per share and issued Warrants to purchase an additional 17,600 shares of our Common Stock, exercisable at $0.30 per share until its expiration date of November 30, 2004.

         o On April 24, 2003, we received $110,000 in cash through a Regulation S offshore offering to two overseas banks. We sold one million shares of our Common Stock at a cash purchase price of $0.11 per share and issued Warrants to purchase an additional 88,000 shares of our Common Stock, exercisable at $0.30 per share until its expiration date of March 31, 2005. Issuance of the shares of Common Stock is dependent upon the affirmative vote of a majority of our shareholders to authorize the issuance of an additional 50 million share of our Common Stock. If we do not receive an affirmative vote of the majority of our shareholders to authorize the issuance of additional shares of Common Stock, we will refund to the investors the entire purchase price.

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

Forward - Looking Statements
----------------------------

         This document contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, such as statements relating to our financial condition, results of operations, plans, objectives, future performance and business operations. These statements relate to expectations concerning matters that are not historical fact. Accordingly, forward-looking statements are based on management's projections, estimates, judgments and assumptions (some of which are beyond the control of the Company) and are typically identified by reference to a future period or periods, or by the use of forward-looking terminology such as "believes," "expects," "anticipates," "plans," "estimates," "approximately," "intend," and other similar words and phrases, or future or conditional verbs such as "will," "should," "would," "could," and "may." These forward-looking statements are based largely on our current expectations, assumptions, estimates, judgments and projections about our business and our industry, and they involve inherent risks and uncertainties. Although we believe our expectations are based on reasonable assumptions, judgments and estimates, such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, contingencies and other factors. Accordingly, actual results could differ materially from those discussed in or implied by any forward-looking statements made by or on behalf of us due to a variety of factors, including, but not limited to those related to following:

         o general economic and market conditions, either nationally or in the markets where we conduct our business, may be less favorable than expected;

         o our business plan or its implementation may not be successful in attracting sufficient consumer demand to operate the Company profitably;

         o we may be unable to find suitable equity or debt financing when needed on terms commercially reasonable to us;

         o there may be changes in the cost or pricing of, or consumer demand for, our or our industry's products, including the possible obsolesce of our products;

         o we may be unable to collect our accounts or notes receivables when due or within a reasonable period of time after they become due and payable;

         o        there may be a significant increase in competitive pressures;
                  and

         o there may be changes in environmental laws, policies and practices that may adversely affect our products.

         Many of these factors are beyond our control and you should read carefully the more detailed description of potential risks, uncertainties, and other factors which could cause our financial performance or results of operations to differ materially from current expectations or such forward-looking statements set forth in our filings with the Securities and Exchange Commission (including Part

1, Item 1 of our Form 10-KSB for the fiscal year ended December 31, 2002 under the heading "Risk Factors"). These forward-looking statements speak only as of the date of this document. We do not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this document or to reflect the occurrence of unanticipated events.

Results of Operations
---------------------

         During the three months ended March 31, 2003, we generated sales of $269,425, an increase of $100,060 or 59% from the comparable period of the prior year. We believe that such increases were due primarily to the implementation of a sales and marketing strategy to focus sales efforts on distributing our products primarily through established national and regional wholesale distributors in the heating, ventilation and air-conditioning and refrigeration industry. Our strategy is to gain entry into these distributors through a combination of our own outside sales force and manufacturer's representative companies that have established relationships. Our sales were also positively affected by the introduction of BBJ MicroBiocide(R) for Air Ducts in February 2003. The sales mix of our products for 2003 was 52% from BBJ MicroBiocide(R) products, 11% from FreshDuct(R) Odor Eliminator, 21% from Power Coil Clean(R) and 16% from other products. Because our sales strategy is relatively new, and being accessed further as described below under "Sales Strategy," it is too early to determine any sales trends.

         During the three months ended March 31, 2003, our gross profit was $179,503, an increase of $73,385 or 69% from the comparable period of the prior year. Our gross profit percentage increased from 63% during the three months ended March 31, 2002 to 67% during the three months ended March 31, 2003. This increase resulted primarily from fixed cost of sales items being spread over a larger volume of sales.

         Total operating expenses for the three months ended March 31, 2003 were $641,724, an increase of approximately 30% or $149,026 from the comparable period of the prior year. Sales and marketing for the three months ended March 31, 2003 decreased $9,271, as compared to the comparable period of the prior year. General and administrative expenses for the three months ended March 31, 2003 increased $147,240, as compared to the comparable period of the prior year, primarily due to hiring a Senior Vice President of Operations, increased legal fees associated with changing corporate legal counsel, director and officer insurance premiums which were not paid in the comparable period of the prior year, and consulting fees. The consulting fees include the issuance of 300,000 shares of our Common Stock valued at $0.16 per share to retain the services of Jean Caillet, a director of our Company, to provide consulting services regarding strategic matters in our operations. Research and development expenses increased by $11,057 during the three months ended March 31, 2003, as compared to the comparable period of the prior year primarily due to the hiring of a Director of Research and Development. Operating expenses when expressed as a percentage of sales for the three months ended March 31, 2003 were 238% as compared to 291% for the comparable period of the prior year. These percentages are expected to decrease significantly as sales grow in future operating periods.

         For the three months ended March 31, 2003, we incurred a net loss of $462,221 compared to a net loss of $386,580 for the same period in 2002.

Sales Strategy
--------------

         Over the past year, our sales organization significantly increased the number of HVAC/R wholesalers distributing our products. We now have approximately 280 stocking wholesale locations on record. The majority of these locations were trained on our product line during 2002 and we are now realizing revenue from this strategy.

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

         Our market analysis also indicates additional opportunities in duct cleaning, mold remediation, and mold prevention markets. Efforts will be made in the current year to better understand and exploit these opportunities.

         While we believe that these efforts will ultimately result in increased sales and profitable operations, we can provide no assurances in this regard.

Liquidity and Capital Resources
-------------------------------

         As of March 31, 2003, we had net stockholders' equity of $162,022, accumulated deficit of $6,186,238 and a working capital surplus of $85,198. During the three months ended March 31, 2003 and 2002, the net cash used in operating activities was $554,156 and $313,095, respectively. This was primarily a result of losses incurred by the Company during those periods. For the three months ended March 31, 2003, an increase in accounts receivable of $128,241 and a decrease in accounts payable and accrued expenses of $24,608 increased our net cash used in operating activities, which was partially offset by compensation due to grant of common stock of $48,000. For the three months ended March 31, 2002, compensation due to grant of common stock of $100,000 and an increase in accounts payable and accrued expenses of $38,603 decreased our net cash used in operating activities, which was partially offset by an increase in accounts receivable of $81,006. During the three months ended March 31, 2003 and 2002, net cash used in investing activities was $8,481 and $1,228, respectively, resulting primarily from the purchase of property and equipment. During the three months ended March 31, 2003 and 2002, net cash flows from financing activities amounted to $22,000 and $315,525, respectively. For the three months ended March 31, 2003, cash was provided by financing activities from the sale of capital stock of $22,000. During the three months ended March 31, 2002, cash was provided by financing activities from the sale of capital stock of $265,000 and proceeds from bank lines of credit of $56,660, partially offset by payments on capital leases of $6,135.

         As described herein and in our Form 10-KSB for the fiscal year ended December 31, 2002, we have relied principally on external financing to provide liquidity and capital resources for our operations. As of March 31, 2003, Management believes that we need approximately $1 million of additional financing above and beyond anticipated cash flow from operations to support our anticipated liquidity and capital resource needs during the balance of 2003. We expect such financing to be obtained through the sale of equity to private investors. No assurances can be given that our efforts to raise additional financing for our short term (and long term) needs will be successful or, if successful, that such financing will be on terms satisfactory to us. As a result of our operating losses and capital needs, our auditors have added a going concern qualification (explanatory paragraph) as described in our consolidated financial statements and notes thereto as contained in our Form 10-KSB for the year ended December 31, 2002.

         While there are no definitive arrangements with respect to sources of additional financing, Management anticipates that these funds may be raised from one or more of the following possible sources:

         o The Regulation S sale of restricted securities to offshore investors, some of whom are stockholders of our Company;

         o The sale of restricted securities to U.S. investors in a Regulation D private placement offering;

         o Exercise of outstanding options granted under our employee benefit stock plan; and

         o        Exercise of outstanding privately held warrants.

         While Management has held discussions to pursue financing through each of the above mentioned alternatives and has recently completed private placement financings as summarized herein, we cannot be assured that additional financing will be completed on commercially reasonable terms, if at all. The inability to obtain additional financing, when needed, or on terms reasonably satisfactory to us, would materially adversely affect our business, results of operations and financial condition and could lead us to curtail or cease operations.

Financing Efforts
-----------------

         Since December 31, 2002, we completed the following private financings:

         o On February 14, 2003, we received $22,000 in cash through a Regulation S offshore offering to an overseas investor. We sold 200,000 shares of our Common Stock at a cash purchase price of $0.11 per share and issued Warrants to purchase an additional 17,600 shares of our Common Stock, exercisable at $0.30 per share until its expiration date of November 30, 2004.

         o On April 24, 2003, we received $110,000 in cash through a Regulation S offshore offering to two overseas banks. We sold one million shares of our Common Stock at a cash purchase price of $0.11 per share and issued Warrants to purchase an additional 88,000 shares of our Common Stock, exercisable at $0.30 per share until its expiration date of March 31, 2005. Issuance of the shares of Common Stock is dependent upon the affirmative vote of a majority of our shareholders to authorize the issuance of an additional 50 million share of our Common Stock. If we do not receive an affirmative vote of the majority of our shareholders to authorize the issuance of additional shares of Common Stock, we will refund to the investors the entire purchase price, of which we have not currently determined the source of repayment.

Item 3. Controls and Procedures

        Under the supervision and with the participation of our Executive Chairman and Chief Financial Officer (its principal executive officer and principal financial officer), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based on that evaluation, the Executive Chairman and Chief Financial Officer have concluded that these disclosure controls and procedures (as such term is defined in Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934) are effective to ensure the disclosure of material information relating to us, including our consolidated subsidiary, that is required to be disclosed in reports we file and submit under the Securities Exchange Act of 1934. There were no significant changes in our internal controls or in other factors known to us that could significantly affect these internal controls subsequent to the date of the evaluation.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings:  None

Item 2.  Changes in Securities.

    (a)  Not applicable.
    (b)  Not applicable.
    (c)  Recent Sales of Unregistered Securities

Since December 31, 2003, we made the following sales of unregistered securities:

-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
                                                 Consideration Received
                                                 and Description of
                                                 Underwriting or Other
                                                 Discounts to Market                            If Option, Warrant
                                                 Price or Convertible                           or Convertible
                                                 Security, Afforded to                          Security, terms of
 Date of        Title of           Number        Purchasers                Exemption from       exercise or
 Sale           Security           Sold                                    Registration         conversion
                                                                           Claimed
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
2/14/03        Common Stock          200,000     Received $22,000; no      Regulation S         Warrants are
                                                 commissions paid;         offshore offering    exercisable at $0.30
               Warrants                          shares sold at $0.11      to an unaffiliated   per share at any
                                      17,600     per share assuming no     overseas investor;   time until 11/30/04
                                                 value is attributed to    Regulation D, Rule
                                                 the Warrants              506; and/or
                                                                           Section 4(2)
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
4/24/03        Common Stock       1,000,000 *    Received $110,000 no      Regulation S         Warrants are
                                                 commissions paid;         offshore offering    exercisable at $.30
               Warrants                          shares sold at $0.11      to an unaffiliated   per share at any
                                     88,000      per share assuming no     overseas investor;   time until 3/31/05
                                                 value is attributed to    Regulation D, Rule
                                                 the Warrants              506; and/or
                                                                           Section 4(2)
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------

--------------
* Issuance of the shares of Common Stock is dependent upon the affirmative vote of a majority of our shareholders to authorize the issuance of an additional 50 million share of our Common Stock.

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

         3.6 By-Laws of the Registrant (incorporated by reference to Registration Statement on Form S-1, file Number 33-34200).

         10.1 Facility lease and Amendment No. 1 thereto (incorporated by reference to Registrant's Form 10-QSB for its quarter ended June 30, 2001) and Amendment No. 2 (incorporated by reference to Registrant's Form 10-KSB for its year ended December 31,
                  2002).

         10.2 Agreement with ACOL International Ltd. dated as of April 15, 2002 (incorporated by reference to Registration Statement on Form SB-2, filed July 11, 2002).

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

         99.6 Form of Regulation S Subscription Agreement - April 14, 2003 (filed herewith).

(b)      Reports on Form 8-K.

         A Form 8-K dated January 6, 2003 was filed to report the issuance of a press release announcing that the U.S. Environmental Protection Agency had granted registration to BBJ Environmental Solutions for BBJ MicroBiocide For Air Ducts, our new antimicrobial product for use in air duct systems. Additionally, a Form 8-K dated January 27, 2003 was filed to report that we 1) entered into an Employment Agreement, effective January 1, 2003, with Robert G. Baker as Executive Chairman, 2) entered into a Consulting Agreement, effective January 1, 2003, with Jean Caillet, a director of the Company, 3) announced that James E. Buell had been hired to serve as Senior Vice President of Operations, and 4) announced that Christopher B. Lehmann had been hired to serve as Vice President of Sales. A Form 8-K dated April 15, 2003 was filed to report the certifications of the Company's chief executive officer, Robert G. Baker, and chief financial officer, Jerry V. Schinella, were submitted to the Securities and Exchange Commission with our Form 10-KSB for the year ended December 31, 2002, as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Except for the foregoing, no other Form 8-K's were filed since December 31, 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     BBJ ENVIRONMENTAL TECHNOLOGIES, INC.


Dated:  May 12, 2003                 /s/ Robert G. Baker
                                     -------------------------------------------
                                     Robert G. Baker, Executive Chairman

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 12, 2003                                  /s/ Robert G. Baker
                                                     ---------------------------
                                                     Robert G. Baker,
                                                     Executive Chairman

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 12, 2003                                  /s/ Jerry V. Schinella
                                                     ---------------------------
                                                     Jerry V. Schinella,
                                                     Chief Financial Officer

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

         3.6 By-Laws of the Registrant (incorporated by reference to Registration Statement on Form S-1, file Number 33-34200).

         10.1 Facility lease and Amendment No. 1 thereto (incorporated by reference to Registrant's Form 10-QSB for its quarter ended June 30, 2001) and Amendment No. 2 (incorporated by reference to Registrant's Form 10-KSB for its year ended December 31,
                  2002).

         10.2 Agreement with ACOL International Ltd. dated as of April 15, 2002 (incorporated by reference to Registration Statement on Form SB-2, filed July 11, 2002).

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

         99.6 Form of Regulation S Subscription Agreement - April 14, 2003 (filed herewith).