Form 10QSB
period 2003-06-30
BBJ ENVIRONMENTAL TECHNOLOGIES INC
filed 2003-08-14
CIK 839439

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-QSB

(Mark One)

  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003

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

                    (Address of principal executive offices)


                                 (813) 622-8550
                         --------------------------------
                           (issuer's telephone number)


                                 Not Applicable
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of July 31, 2003, there were 40,814,578 shares of the issuer's common stock, $0.001 par value per share, issued and outstanding.


Transitional Small Business Disclosure Format (Check one):  Yes [  ]     No [X]

                      BBJ ENVIRONMENTAL TECHNOLOGIES, INC.
                      ------------------------------------

                                      INDEX
                                      -----

PART  I.          FINANCIAL  INFORMATION                                               Page
                                                                                       ----
         Item 1.      Financial Statements

                      Consolidated Balance Sheets as of June 30, 2003 (Unaudited)
                           and December 31, 2002                                         3

                      Consolidated Statements of Operations (Unaudited) for the
                           Three and Six Months ended June 30, 2003 and 2002             4

                      Consolidated Statements of Cash Flows (Unaudited) for the
                           Six Months ended June 30, 2003 and 2002                       5-6

                      Notes to Consolidated Financial Statements (Unaudited)             7-9

         Item 2.      Management's Discussion and Analysis of Financial

                      Condition and Results of Operations                                10-14

         Item 3.      Controls and Procedures                                            14

PART  II.         OTHER  INFORMATION

         Item 1.      Legal Proceedings                                                  15

         Item 2.      Changes in Securities                                              15

         Item 3.      Defaults Upon Senior Securities                                    16

         Item 4.      Submission of Matters to a Vote of Security Holders                16

         Item 5.      Other Information                                                  16

         Item 6.      Exhibits and Reports on Form 8-K                                   17-18

SIGNATURE  PAGE                                                                          19

               BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                              (Unaudited)
                                                                            June 30, 2003          Dec. 31, 2002
                                                                            -------------          -------------
ASSETS
Current assets:
     Cash                                                                  $        39,662        $       651,315
     Accounts receivable, net                                                      158,737                 84,396
     Inventory                                                                      82,536                 60,838
                                                                           ---------------        ---------------

         Total current assets                                                      280,935                796,549

Property and equipment, net                                                         71,345                 59,528
Security deposits                                                                   14,797                 14,797
                                                                           ---------------        ---------------

                                                                           $       367,077        $       870,874
                                                                           ===============        ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable and accrued expenses                                 $       366,745        $       316,631
                                                                           ---------------        ---------------


Stockholders' equity:
     Common stock, $.001 par value; 50,000,000 shares
        authorized; 40,814,578 and 40,314,578 shares issued and
         outstanding, respectively                                                  40,815                 40,315
     Additional paid-in capital                                                  6,832,445              6,762,945
     Accumulated deficit                                                        (6,675,728)            (5,724,017)
     Stock subscriptions                                                           327,800                      -
     Stock subscriptions receivable                                               (525,000)              (525,000)
                                                                           ---------------        ---------------

         Net stockholders' equity                                                      332                554,243
                                                                           ---------------        ---------------
                                                                           $       367,077        $       870,874
                                                                           ===============        ===============




                             See accompanying notes.

               BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                             Three Months Ended June 30,                  Six Months Ended June 30,
                                              2003                  2002                 2003                  2002
                                         ---------------       --------------        --------------       --------------

Sales, net                               $       246,125       $      208,888        $      515,550       $      378,253

Cost of sales                                     97,890               87,791               187,812              151,558
                                         ---------------       --------------        --------------       --------------

         Gross margin                            148,235              121,097               327,738              226,695
                                         ---------------       --------------        --------------       --------------

Operating Expenses:
     Sales and marketing                         267,204              269,941               580,510              591,998
     General and administrative                  325,582              285,822               621,633              434,633
     Research and development                     44,939               27,780                77,306               49,090
                                         ---------------       --------------        --------------       --------------

         Total operating expenses                637,725              583,543             1,279,449            1,075,721
                                         ---------------       --------------        --------------       --------------

Net loss                                 $      (489,490)      $     (462,446)       $     (951,711)      $     (849,026)
                                         ===============       ==============        ==============       ==============

Net loss per share                       $         (0.01)      $        (0.02)       $        (0.02)      $        (0.04)
                                         ===============       ==============        ==============       ==============

Weighted average shares
     outstanding                              40,815,000           24,170,000            40,720,000           23,294,000
                                         ===============       ==============        ==============       ==============







                             See accompanying notes.

               BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Six Months Ended June 30,
                                                                            2003                   2002
                                                                       --------------         --------------
Cash flows from operating activities:
Net loss                                                               $     (951,711)        $     (849,026)
Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation                                                            12,466                 20,432
       Allowance for doubtful accounts                                         10,310                      -
       Compensation due to grant of common stock                               48,000                240,000
       Changes in current assets and liabilities:
         Accounts receivable                                                  (84,651)              (127,129)
         Inventory                                                            (21,698)                 1,684
         Accounts payable and accrued expenses                                 50,114                 98,472
                                                                       --------------         --------------

                  Net cash used in operating activities                      (937,170)              (615,567)
                                                                       ---------------        --------------

Cash flows from investing activities:
     Purchase of property and equipment                                       (24,283)                (3,861)
     Security deposits                                                              -                   (675)
                                                                       --------------           ------------

                  Net cash used in investing activities                       (24,283)                (4,536)
                                                                       --------------         --------------

Cash flows from financing activities:
     Proceeds from bank lines of credit                                             -                 68,077
     Principal payments on capital leases                                           -                (12,183)
     Proceeds from stock subscriptions                                        327,800                      -
     Net proceeds from issuance of preferred and common stock                  22,000                586,500
                                                                       --------------         --------------

                  Net cash provided by financing activities                   349,800                642,394
                                                                       --------------         --------------








                             See accompanying notes.
                                   (continued)

               BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY

                                   (Unaudited)

                                                                                Six Months Ended June 30,
                                                                               2003                   2002
                                                                          --------------         --------------
Net increase (decrease) in cash                                                 (611,653)                22,291

Cash, beginning of period                                                        651,315                 23,856
                                                                          --------------         --------------

Cash, end of period                                                       $       39,662         $       46,147
                                                                          ==============         ==============

Supplemental disclosures of cash flow information:

     Interest paid                                                        $        1,137         $        3,142
                                                                          ==============         ==============

Supplemental disclosures of non-cash financing activities:

     Conversion of convertible preferred stock into 720,000
       shares of common                                                   $            -         $       90,000
     Issuance of 70,000 shares of common stock for legal services                      -                 14,000
     Issuance of 1,400,000 shares of common stock for stock
       subscriptions receivable                                                        -                525,000
                                                                          ==============         ==============







                             See accompanying notes.

               BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2003
                                   (Unaudited)

NOTE A - Basis of Presentation

         The accompanying unaudited consolidated financial statements at June 30, 2003 include the accounts of BBJ Environmental Technologies, Inc. (the "Company") and its subsidiary, BBJ Environmental Solutions, Inc. (acquired on June 1, 2000); and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of June 30, 2003 and results of operations for the three and six months ended June 30, 2003 and 2002. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. For further information and a current discussion of the Company's financial condition as of December 31, 2002, references should be made to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, which was previously filed in April 2003. The consolidated companies are collectively referred to herein as "BBJ" or the "Company". All significant inter-company accounts and transactions have been eliminated. Certain amounts in the 2002 statements have been reclassified to conform to their 2003 presentation. Such reclassifications had no effect on reported net loss.

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

         BBJ Environmental Solutions is an early stage development company that develops, manufactures, and markets products and devices that control and remove mold and other contamination in indoor environments. We have developed technologies that are especially effective in preventing air pollution originating from heating, ventilation, air-conditioning, and refrigeration systems of homes, offices, health care facilities, schools, industrial plants and public buildings. Consequently, our products are effective in promoting good indoor air quality and indoor environment quality. Our leading technology is the BBJ MicroBiocide(R) product family. These products are registered by the U.S. Environmental Protection Agency ("EPA") for controlling and inhibiting bacterial and fungal growth in both building interiors and air-conditioning and air duct systems.

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

     o On April 24, 2003, we received $110,000 in cash through a Regulation S offshore offering to two overseas banks. We sold one million shares of our Common Stock at a cash purchase price of $0.11 per share and issued Warrants to purchase an additional 88,000 shares of our Common Stock, exercisable at $0.30 per share until its expiration date of March 31, 2005. Issuance of the shares of Common Stock was dependent upon the affirmative vote of a majority of our shareholders to authorize the issuance of an additional 50 million share of our Common Stock. We obtained the necessary majority votes and filed a Certificate of Amendment to the Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada effective July 16, 2003. These shares were issued in August 2003.

     o In May 2003, we received $107,800 in cash through a Regulation S offshore offering to three overseas investors. We sold 980,000 shares of our Common Stock at a cash purchase price of $0.11 per share and issued Warrants to purchase an additional 86,240 shares of our Common Stock, exercisable at $0.30 per share until its expiration date of April 30, 2005. As part of the offering, we received $34,100 from Banque Privee Edmond de Rothschild (in which Mr. d'Auriol is affiliated with the asset manager thereof) in exchange for 310,000 shares of our Common Stock and Warrants to purchase up to an additional 27,280 shares of our Common Stock. Issuance of the shares of Common Stock was dependent upon the affirmative vote of a majority of our shareholders to authorize the issuance of an additional 50 million share of our Common Stock. We obtained the necessary majority votes and filed a Certificate of Amendment to the Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada effective July 16, 2003. These shares were issued in August 2003.

     o In June 2003, we received $110,000 in cash through a Regulation S offshore offering to six overseas investors. We sold one million shares of our Common Stock at a cash purchase price of $0.11 per share. As part of the offering, we received $33,000 from Olivier d'Auriol, director and shareholder, in exchange of 300,000 shares of our Common Stock and $33,000 from Banque Privee Edmond de Rothschild in exchange for 300,000 shares of our Common Stock. Issuance of the shares of Common Stock was dependent upon the affirmative vote of a majority of our shareholders to authorize the issuance of an additional 50 million share of our Common Stock. We obtained the necessary majority votes and filed a Certificate of Amendment to the Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada effective July 16, 2003. These shares were issued in August 2003.

     o On July 8, 2003, we received $100,000 in cash in exchange for a convertible promissory note through a Regulation S offshore offering to an overseas bank. In August 2003, the promissory note converted into 400,000 shares of our Common Stock and Warrants to purchase an additional 133,333 shares of our Common Stock, exercisable at $0.25 per share until its expiration date of July 31, 2005. Issuance of the shares of Common Stock was dependent upon the affirmative vote of a majority of our shareholders to authorize the issuance of an additional 50 million share of our Common Stock. We obtained the necessary majority votes and filed a Certificate of Amendment to the Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada effective July 16, 2003. These shares were issued in August 2003.

     o On July 25, 2003, we received $100,000 in cash from Olivier d'Auriol, director and shareholder, as a short-term cash advance to be repaid from the proceeds of future sales of our Common Stock.

     o On August 6, 2003, we received $75,000 in cash through a Regulation D private placement offering to a U.S. investor. We sold 300,000 shares of our Common Stock at a cash purchase price of $0.25 per share and issued Warrants to purchase an additional 100,000 shares of our Common Stock, exercisable at $0.25 per share until its expiration date of July 31, 2005.

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

Forward - Looking Statements
----------------------------

         This document contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") such as statements relating to our financial condition, results of operations, plans, objectives, future performance and business operations. These statements relate to expectations concerning matters that are not historical fact. Accordingly, forward-looking statements are based on management's projections, estimates, judgments and assumptions (some of which are beyond the control of the Company) and are typically identified by reference to a future period or periods, or by the use of forward-looking terminology such as "believes," "expects," "anticipates," "plans," "estimates," "approximately," "intend," and other similar words and phrases, or future or conditional verbs such as "will," "should," "would," "could," and "may." These forward-looking statements are based largely on our current expectations, assumptions, estimates, judgments and projections about our business and our industry, and they involve inherent risks and uncertainties. Although we believe our expectations are based on reasonable assumptions, judgments and estimates, such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, contingencies and other factors. Accordingly, actual results could differ materially from those discussed in or implied by any forward-looking statements made by or on behalf of us due to a variety of factors, including, but not limited to those related to following:

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

Results of Operations
---------------------

         During the three and six months ended June 30, 2003, we generated sales of $246,125 and $515,550, respectively, an increase of $37,237 or 18% and $137,297 or 36%, respectively, from the comparable periods of the prior year. We believe that such increases were due primarily to our sales efforts of distributing our products primarily through established national and regional wholesale distributors in the heating, ventilation and air-conditioning and refrigeration industry. Our strategy is to gain entry into these distributors through a combination of our own outside sales force and manufacturer's representative companies that have established relationships. Our sales were also positively affected by the introduction of BBJ MicroBiocide(R) for Air Ducts in February 2003. The sales mix of our products for the first six months in 2003 was 46% from BBJ MicroBiocide(R) products, 11% from FreshDuct(R) Odor Eliminator, 25% from coil cleaner products and 18% from other products. Because our sales strategy is relatively new, and being accessed further as described below under "Sales Strategy," it is too early to determine any sales trends.

         During the three and six months ended June 30, 2003, our gross margin was $148,235 and $327,738, respectively, an increase of $27,138 or 22% and $101,043 or 45%, respectively, from the comparable periods of the prior year. Our gross margin percentage increased from 58% and 60% during the three and six months ended June 30, 2002, respectively, to 60% and 64% during the three and six months ended June 30, 2003, respectively. This increase resulted primarily from fixed cost of sales items being spread over a larger volume of sales.

         Total operating expenses for the three and six months ended June 30, 2003 were $637,725 and $1,279,449, respectively, an increase of $54,182 or 9% and $203,728 or 19%, respectively, from the comparable periods of the prior year. Sales and marketing for the three and six months ended June 30, 2003 decreased by $2,737 and $11,488, respectively, as compared to the comparable periods of the prior year. General and administrative expenses for the three and six months ended June 30, 2003 increased by $39,760 and $187,000, respectively, as compared to the comparable period of the prior year, primarily due to hiring a Senior Vice President of Operations, increased legal fees associated with changing corporate legal counsel, and director and officer insurance premiums which were not paid in the comparable period of the prior year. Research and development expenses increased by $17,159 and $28,216, respectively, during the three and six months ended June 30, 2003, as compared to the comparable period of the prior year primarily due to the hiring of a Director of Research and Development. Operating expenses when expressed as a percentage of sales for the three and six months ended June 30, 2003 were 259% and 248%, respectively, as compared to 279% and 284%, respectively, for the comparable periods of the prior year. These percentages are expected to decrease significantly as sales grow in future operating periods.

         For the three and six months ended June 30, 2003, we incurred a net loss of $489,490 and $951,711, respectively, compared to a net loss of $462,446 and $849,026, respectively, for the same periods in 2002.

Sales Strategy
--------------

         Over the past year, our sales organization significantly increased the number of HVAC/R wholesalers distributing our products. We now have approximately 358 stocking wholesale locations on record. The majority of these locations were trained on our product line during 2002 and we are now realizing revenue from this strategy.

         We are currently in the process of determining how to best leverage our distribution channels. A recently completed test market indicates developing and executing a pull through strategy that focuses on building owners and managers who control decisions in the largest buildings can realize gains in the HVAC maintenance market. This is usually schools, hospitals, and manufacturing operations. We believe we can create value for these customers by helping them improve the indoor air quality of their buildings with little or no additional cost. We are in the process of confirming anecdotal evidence that indicates utility savings can offset product and labor costs required to deliver improved HVAC maintenance needed to keep systems free of mold and other contamination from microorganisms.

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

Liquidity and Capital Resources
-------------------------------

         As of June 30, 2003, we had net stockholders' equity of $332, accumulated deficit of $6,675,728 and a working capital deficit of $85,810. During the six months ended June 30, 2003 and 2002, the net cash used in operating activities was $937,170 and $615,567, respectively. This was primarily a result of losses incurred by the Company during those periods. For the six months ended June 30, 2003, increases in accounts receivable of $84,651 and inventory of $21,698 increased our net cash used in operating activities, which was partially offset by an increase in accounts payable and accrued expenses of $50,114 and compensation due to grant of common stock of $48,000. For the six months ended June 30, 2002, compensation due to grant of common stock of $240,000 and an increase in accounts payable and accrued expenses of $98,472 decreased our net cash used in operating activities, which was partially offset by an increase in accounts receivable of $127,129. During the six months ended June, 2003 and 2002, net cash used in investing activities was $24,283 and $4,536, respectively, resulting primarily from the purchase of property and equipment. During the six months ended June 30, 2003 and 2002, net cash flows from financing activities amounted to $349,800 and $642,394, respectively. For the six months ended June, 2003, cash was provided by financing activities from the sale of capital stock of $349,800. During the six months ended June 30, 2002, cash was provided by financing activities from the sale of capital stock of $586,500 and proceeds from bank lines of credit of $68,077, partially offset by payments on capital leases of $12,183.

         As described herein and in our Form 10-KSB for the fiscal year ended December 31, 2002, we have relied principally on external financing to provide liquidity and capital resources for our operations. The Company is in the process of offering and selling in one or more Regulation S or Regulation D private placement transactions up to $3 million in gross proceeds of promissory notes automatically convertible into its Common Stock and its Common Stock. The purchasers of such securities will also receive a Warrant to purchase one share of Common Stock for every three shares of Common Stock received in the conversion or purchased, as applicable. Pursuant to this offering, the Company has raised $175,000 to date. This communication does not constitute an offer to sell or a solicitation of offers to purchase securities. The securities described herein have not been and will not be registered under the Act and may not be sold without registration or an applicable exemption therefrom. Management believes that this additional financing if consummated in full, plus anticipated cash flow from operations, will support our anticipated liquidity and capital resource needs in the near term. No assurances can be given that our efforts to raise this financing and additional financing for our short term (and long term) needs will be successful or, if successful, that such financing will be on terms satisfactory to us. The inability to obtain additional financing, when needed, or on terms reasonably satisfactory to us, would materially adversely affect our business, results of operations and financial condition and could lead us to curtail or cease operations. As a result of our operating losses and capital needs, our auditors have added a going concern qualification (explanatory paragraph) as described in our consolidated financial statements and notes thereto as contained in our Form 10-KSB for the year ended December 31, 2002.

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

     o On April 24, 2003, we received $110,000 in cash through a Regulation S offshore offering to two overseas banks. We sold one million shares of our Common Stock at a cash purchase price of $0.11 per share and issued Warrants to purchase an additional 88,000 shares of our Common Stock, exercisable at $0.30 per share until its expiration date of March 31, 2005. Issuance of the shares of Common Stock was dependent upon the affirmative vote of a majority of our shareholders to authorize the issuance of an additional 50 million share of our Common Stock. We obtained the necessary majority votes and filed a Certificate of Amendment to the Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada effective July 16, 2003. These shares were issued in August 2003.

     o In May 2003, we received $107,800 in cash through a Regulation S offshore offering to three overseas investors. We sold 980,000 shares of our Common Stock at a cash purchase price of $0.11 per share and issued Warrants to purchase an additional 86,240 shares of our Common Stock, exercisable at $0.30 per share until its expiration date of April 30, 2005. As part of the offering, we received $34,100 from Banque Privee Edmond de Rothschild (in which Mr. d'Auriol is affiliated with the asset manager thereof) in exchange for 310,000 shares of our Common Stock and Warrants to purchase up to an additional 27,280 shares of our Common Stock. Issuance of the shares of Common Stock was dependent upon the affirmative vote of a majority of our shareholders to authorize the issuance of an additional 50 million share of our Common Stock. We obtained the necessary majority votes and filed a Certificate of Amendment to the Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada effective July 16, 2003. These shares were issued in August 2003.

     o In June 2003, we received $110,000 in cash through a Regulation S offshore offering to six overseas investors. We sold one million shares of our Common Stock at a cash purchase price of $0.11 per share. As part of the offering, we received $33,000 from Olivier d'Auriol, director and shareholder, in exchange of 300,000 shares of our Common Stock and $33,000 from Banque Privee Edmond de Rothschild in exchange for 300,000 shares of our Common Stock. Issuance of the shares of Common Stock was dependent upon the affirmative vote of a majority of our shareholders to authorize the issuance of an additional 50 million share of our Common Stock. We obtained the necessary majority votes and filed a Certificate of Amendment to the Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada effective July 16, 2003. These shares were issued in August 2003.

     o On July 8, 2003, we received $100,000 in cash in exchange for a convertible promissory note through a Regulation S offshore offering to an overseas bank. In August 2003, the promissory note converted into 400,000 shares of our Common Stock and Warrants to purchase an additional 133,333 shares of our Common Stock, exercisable at $0.25 per share until its expiration date of

         July 31, 2005. Issuance of the shares of Common Stock was dependent upon the affirmative vote of a majority of our shareholders to authorize the issuance of an additional 50 million share of our Common Stock. We obtained the necessary majority votes and filed a Certificate of Amendment to the Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada effective July 16, 2003. These shares were issued in August 2003.

     o On July 25, 2003, we received $100,000 in cash from Olivier d'Auriol, director and shareholder, as a short-term cash advance to be repaid from the proceeds of future sales of our Common Stock.

     o On August 6, 2003, we received $75,000 in cash through a Regulation D private placement offering to a U.S. investor. We sold 300,000 shares of our Common Stock at a cash purchase price of $0.25 per share and issued Warrants to purchase an additional 100,000 shares of our Common Stock, exercisable at $0.25 per share until its expiration date of July 31, 2005.

Recent Developments
-------------------

The Board of Directors of the Company is reassessing the Company's future prospects and anticipated needs for continued growth. In this regard, it is reviewing the Company's capital structure, various financing alternatives available to the Company, including potential sources of equity financings, the Company's current stockholder base, and the costs of complying with the Company's reporting obligations under the Securities Exchange Act. In particular, the Board of Directors has been considering the potential benefits and other implications of effecting a reverse stock split and/or reincorporating the Company in Delaware, although no definitive decision has been made with respect to either of these actions. The Company believes that a reverse stock split would permit the Company to eliminate the shareholdings of a significant number of small shareholders who acquired their shares prior to the time the Company was engaged in its current business in exchange for a cash payment. This would permit the Company to avoid the relatively high cost of communication with those holders and would likely permit the Company to deregister under the Exchange Act, if it so chose. A reincorporation in Delaware would have the benefits of transferring the Company's domicile to a jurisdiction with a more established body of law. The Board may determine to effect some, all or none of these actions and, if it does more than one, may seek to effect them simultaneously or at different times. A reincorporation would, and reverse stock split may, require approval by shareholders, and would in any event be preceded by further disclosure to shareholders. In addition, a reincorporation would, under Nevada law, trigger appraisal rights for the shareholders of the Company. If shareholders elected to exercise such appraisal rights, the Company would be required to use funds to buy out these shareholders at the fair market value of their shares. The Company may decide to proceed with the reverse stock split for the reasons stated above but may not then seek to deregister under the Exchange Act at that time (although it might chose to do so at a later date).

Item 3.  Controls and Procedures

        Under the supervision and with the participation of our Executive Chairman and Chief Financial Officer (our principal executive officer and principal financial officer), management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executive Chairman and Chief Financial Officer have concluded that, as of the end of such period, these disclosure controls and procedures are effective. There have not been any changes in our internal controls over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings:     None
                  ------------------

Item 2.           Changes in Securities.
                  ----------------------

          (a)     Not applicable.
          (b)     Not applicable.
          (c)     Recent Sales of Unregistered Securities

Since March 31, 2003, we made the following sales of unregistered securities:

----------------------------------------------------------------------------------------------------------------------
                                                 Consideration Received
                                                 and Description of
                                                 Underwriting or Other                          If Option, Warrant
                                                 Discounts to Market                            or Convertible
                                                 Price or Convertible      Exemption from       Security, terms of
Date of Sale   Title of Security  Number Sold    Security, Afforded to     Registration         exercise or
                                                 Purchasers                Claimed              conversion
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
   4/24/03     Common Stock       1,000,000 *    Received $110,000 no      Regulation S         Warrants are
                                                 commissions paid;         offshore offering    exercisable at $0.30
               Warrants                88,000    shares sold at $0.11      to an unaffiliated   per share at any
                                                 per share assuming no     overseas investor;   time until 3/31/05
                                                 value is attributed to    Regulation D, Rule
                                                 the Warrants              506; and/or
                                                                           Section 4(2)
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
   5/15/03     Common Stock          980,000 *   Received $107,800 no      Regulation S         Warrants are
     and                                         commissions paid;         offshore offering    exercisable at $0.30
   5/20/03     Warrants                86,240    shares sold at $0.11      to an unaffiliated   per share at any
                                                 per share assuming no     overseas investor;   time until 4/30/05
                                                 value is attributed to    Regulation D, Rule
                                                 the Warrants              506; and/or
                                                                           Section 4(2)
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
   6/11/03     Common Stock       1,000,000 *    Received $110,000 no      Regulation S         N/A
     to                                          commissions paid;         offshore offering
   6/18/03                                       shares sold at $0.11      to an unaffiliated
                                                 per share                 overseas investor;
                                                                           Regulation D, Rule
                                                                           506; and/or
                                                                           Section 4(2)
-------------- ------------------ -------------- ------------------------- -------------------- ----------------------
   7/8/03      Common Stock          400,000 *   Received $100,000 no      Regulation S         Warrants are
                                                 commissions paid;         offshore offering    exercisable at $0.25
               Warrants              133,333     shares sold at $0.25      to an unaffiliated   per share at any
                                                 per share assuming no     overseas investor;   time until July 31,
                                                 value is attributed to    Regulation D, Rule   2005
                                                 the Warrants              506; and/or
                                                                           Section 4(2)
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
   8/6/03      Common Stock          300,000     Received $75,000 no       Regulation S         Warrants are
                                                 commissions paid;         offshore offering    exercisable at $0.25
               Warrants              100,000     shares sold at $0.25      to an unaffiliated   per share at any
                                                 per share assuming no     overseas investor;   time until July 31,
                                                 value is attributed to    Regulation D, Rule   2005
                                                 the Warrants              506; and/or
                                                                           Section 4(2)
----------------------------------------------------------------------------------------------------------------------

--------------
* Issuance of the shares of Common Stock was dependent upon the affirmative vote of a majority of our shareholders to authorize the issuance of an additional 50 million shares of our Common Stock. Effective July 16, 2003, a Certificate of Amendment to the Amended and Restated Articles of Incorporation was filed with the Secretary of State of the State of Nevada authorizing the issuance of an additional 50 million shares of our Common Stock.

          (d)     Not applicable.

Item 3.           Defaults Upon Senior Securities:    None
                  --------------------------------

Item 4.           Submissions of Matters to a Vote of Security Holders:    None
                  ----------------------------------------------------

Item 5.           Other Information:     None
                  ------------------

Item 6.           Exhibits and Reports on Form 8-K:
                  ---------------------------------

(a)               Exhibits

   Exhibit No.         Description
   ----------          -----------

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

   31.1                Certification of Executive Chairman pursuant to 18 U.S.C. Section
                       1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of
                       2002.

   31.2                Certification of Chief Financial Officer pursuant to 18 U.S.C. Section
                       1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of
                       2002.

   32.1                Certification of Executive Chairman pursuant to 18 U.S.C. Section
                       1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                       2002.

   32.2                Certification of Chief Financial Officer pursuant to 18 U.S.C. Section
                       1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                       2002.

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

   99.6                Form of Regulation S Subscription Agreement - April 14, 2003
                       (incorporated by reference to the Registrant's Form 10-QSB for its quarter ended March 31, 2003).

   99.7                Form of Regulation S Subscription Agreement - May 7, 2003 (filed herewith).

   99.8                Form of Regulation S Subscription Agreement - June 10, 2003 (filed herewith).

   99.9                Form of Regulation S Subscription Agreement - June 13, 2003 (filed herewith).

   99.10               Form of Regulation D Subscription Agreement - July 29, 2003 (filed herewith).

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

                                     BBJ ENVIRONMENTAL TECHNOLOGIES, INC.



Dated:  August 14, 2003              /s/ Robert G. Baker
                                     -------------------------------------------
                                     Robert G. Baker, Executive Chairman



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

     31.1           Certification of Executive Chairman pursuant to 18 U.S.C. Section
                    1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of
                    2002.

     31.2           Certification of Chief Financial Officer pursuant to 18 U.S.C. Section
                    1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of
                    2002.

     32.1           Certification of Executive Chairman pursuant to 18 U.S.C. Section
                    1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                    2002.

     32.2           Certification of Chief Financial Officer pursuant to 18 U.S.C. Section
                    1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                    2002.

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

     99.6           Form of Regulation S Subscription Agreement - April 14, 2003
                    (incorporated by reference to Registrant's Form 10-QSB for its quarter ended March 31, 2003).

     99.7           Form of Regulation S Subscription Agreement - May 7, 2003 (filed herewith).

     99.8           Form of Regulation S Subscription Agreement - June 10, 2003 (filed herewith).

     99.9           Form of Regulation S Subscription Agreement - June 13, 2003 (filed herewith).

     99.10          Form of Regulation D Subscription Agreement - July 29, 2003 (filed herewith).

     99.5           Form of Regulation S Subscription Agreement - October 23, 2002
                    (incorporated by reference to Registrant's Form 8-K - date of earliest event - 10/23/02).

     99.6           Form of Regulation S Subscription Agreement - April 14, 2003 (filed herewith).
