Form 10QSB
period 2003-09-30
BBJ ENVIRONMENTAL TECHNOLOGIES INC
filed 2003-11-14
CIK 839439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                      to

Commission file number: 000-24016

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of October 31, 2003, there were 47,434,578 shares of the issuer’s common stock, $0.001 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

BBJ ENVIRONMENTAL TECHNOLOGIES, INC.

BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(Unaudited) Sept. 30, 2003	Dec. 31, 2002
ASSETS

Current assets:
Cash	$104,694	$651,315
Accounts receivable, net	126,110	84,396
Inventory	86,966	60,838

Total current assets	317,770	796,549

Property and equipment, net	113,851	59,528
Security deposits	14,797	14,797

	$446,418	$870,874

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$313,714	$316,631
Advances from stockholder	125,000	—

Total current liabilities	438,714	316,631

Stockholders’ equity:
Common stock, $.001 par value; 50,000,000 shares authorized; 46,594,578 and 40,314,578 shares issued and outstanding, respectively	46,595	40,315
Additional paid-in capital	7,811,965	6,762,945
Accumulated deficit	(7,325,856)	(5,724,017)
Stock subscriptions receivable	(525,000)	(525,000)

Net stockholders’ equity	7,704	554,243

	$446,418	$870,874

See accompanying notes.

BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2003	2002	2003	2002
Sales, net	$208,495	$177,072	$724,045	$555,325

Cost of sales	74,616	70,551	262,428	222,109

Gross margin	133,879	106,521	461,617	333,216

Operating Expenses:
Sales and marketing	445,510	246,756	1,026,020	838,754
General and administrative	306,279	136,722	927,912	571,355
Research and development	32,218	14,651	109,524	63,741

Total operating expenses	784,007	398,129	2,063,456	1,473,850

Net loss	$(650,128)	$(291,608)	$(1,601,839)	$(1,140,634)

Net loss per share	$(0.01)	$(0.01)	$(0.04)	$(0.05)

Weighted average shares outstanding	43,414,000	28,336,000	41,630,000	24,993,000

See accompanying notes.

BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended Sept. 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(1,601,839)	$(1,140,634)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19,505	29,212
Allowance for doubtful accounts	15,137	—
Compensation due to grant of common stock	48,000	240,000
Changes in current assets and liabilities:
Accounts receivable	(56,851)	(55,268)
Inventory	(26,128)	(6,360)
Accounts payable and accrued expenses	(2,917)	88,234

Net cash used in operating activities	(1,605,093)	(844,816)

Cash flows from investing activities:
Purchase of property and equipment	(73,828)	(9,362)
Security deposits	—	(182)

Net cash used in investing activities	(73,828)	(9,544)

Cash flows from financing activities:
Proceeds from bank lines of credit	—	25,000
Principal payments on capital leases	—	(15,260)
Proceeds from bridge loans	—	20,000
Proceeds from cash advances from stockholder	150,000	—
Repayment of cash advances from stockholder	(25,000)	—
Net proceeds from issuance of preferred and common stock	1,007,300	807,900

Net cash provided by financing activities	1,132,300	837,640

See accompanying notes.

(continued)

BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued

(Unaudited)

	Nine Months Ended Sept. 30,
	2003	2002
Net decrease in cash	(546,621)	(16,720)

Cash, beginning of period	651,315	23,856

Cash, end of period	$104,694	$7,136

Supplemental disclosures of cash flow information:
Interest paid	$2,250	$5,568

Supplemental disclosures of non-cash financing activities:

Conversion of convertible preferred stock into 2,928,000 shares of common	$—	$366,000
Issuance of 70,000 shares of common stock for legal services	—	14,000
Issuance of 1,400,000 shares of common stock for stock subscriptions receivable	—	525,000

See accompanying notes.

BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

(Unaudited)

NOTE A – Basis of Presentation

The accompanying unaudited consolidated financial statements at September 30, 2003 include the accounts of BBJ Environmental Technologies, Inc. (the “Company”) and its subsidiary, BBJ Environmental Solutions, Inc. (acquired on June 1, 2000); and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of September 30, 2003 and results of operations for the three and nine months ended September 30, 2003 and 2002. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. For further information and a current discussion of the Company’s financial condition as of December 31, 2002, references should be made to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2002, which was previously filed in April 2003. The consolidated companies are collectively referred to herein as “BBJ” or the “Company”. All significant inter-company accounts and transactions have been eliminated. Certain amounts in the 2002 statements have been reclassified to conform to their 2003 presentation. Such reclassifications had no effect on reported net loss.

NOTE B – Organization and Description of Business

BBJ Environmental Technologies, Inc., formerly known as Omega Development, Inc., was a development stage enterprise formed under the laws of the State of Nevada to evaluate, structure and complete a business combination in the form of a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. In June 2000, the Company acquired 100% of the outstanding common stock of BBJ Environmental Solutions, Inc., a Florida corporation organized in 1993 (“BBJ Environmental Solutions”). As a result, BBJ Environmental Technologies is a holding company for BBJ Environmental Solutions, its operating subsidiary.

BBJ Environmental Solutions is an early stage development company that develops, manufactures, and markets products and devices that control and remove mold and other contamination in indoor environments. We have developed technologies that are especially effective in preventing air pollution originating from heating, ventilation, air-conditioning, and refrigeration systems of homes, offices, health care facilities, schools, industrial plants and public buildings. Consequently, our products are effective in promoting good indoor air quality and indoor environment quality. Our leading technology is the BBJ MicroBiocide® product family. These products are registered by the U.S. Environmental Protection Agency (“EPA”) for controlling and inhibiting bacterial and fungal growth in both building interiors and air-conditioning and air duct systems.

NOTE C – Computation of Net Loss Per Common Share

Loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year.

NOTE D – Issuance of Common Stock

Since December 31, 2002, we completed the following private financings:

•	On February 14, 2003, we received $22,000 in cash through a Regulation S offshore offering to an overseas investor. We sold 200,000 shares of our Common Stock at a cash purchase price of $0.11 per share and issued Warrants to purchase an additional 17,600 shares of our Common Stock, exercisable at $0.30 per share until its expiration date of November 30, 2004.

•	On April 24, 2003, we received $110,000 in cash through a Regulation S offshore offering to two overseas banks. We sold one million shares of our Common Stock at a cash purchase price of $0.11 per share and issued Warrants to purchase an additional 88,000 shares of our Common Stock, exercisable at $0.30 per share until its expiration date of March 31, 2005. Issuance of the shares of Common Stock was dependent upon the affirmative vote of a majority of our shareholders to authorize the issuance of an additional 50 million shares of our Common Stock. We obtained the necessary majority votes and filed a Certificate of Amendment to the Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada effective July 16, 2003. These shares were issued in August 2003.

•	In May 2003, we received $107,800 in cash through a Regulation S offshore offering to three overseas investors. We sold 980,000 shares of our Common Stock at a cash purchase price of $0.11 per share and issued Warrants to purchase an additional 86,240 shares of our Common Stock, exercisable at $0.30 per share until its expiration date of April 30, 2005. As part of the offering, we received $34,100 from Banque Privee Edmond de Rothschild (in which Mr. d’Auriol is affiliated with the asset manager thereof) in exchange for 310,000 shares of our Common Stock and Warrants to purchase up to an additional 27,280 shares of our Common Stock. Issuance of the shares of Common Stock was dependent upon the affirmative vote of a majority of our shareholders to authorize the issuance of an additional 50 million shares of our Common Stock. We obtained the necessary majority votes and filed a Certificate of Amendment to the Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada effective July 16, 2003. These shares were issued in August 2003.

•	In June 2003, we received $110,000 in cash through a Regulation S offshore offering to six overseas investors. We sold one million shares of our Common Stock at a cash purchase price of $0.11 per share. As part of the offering, we received $33,000 from Olivier d’Auriol, director and shareholder, in exchange of 300,000 shares of our Common Stock and $33,000 from Banque Privee Edmond de Rothschild in exchange for 300,000 shares of our Common Stock. Issuance of the shares of Common Stock was dependent upon the affirmative vote of a majority of our shareholders to authorize the issuance of an additional 50 million shares of our Common Stock. We obtained the necessary majority votes and filed a Certificate of Amendment to the Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada effective July 16, 2003. These shares were issued in August 2003.

•	On July 8, 2003, we received $100,000 in cash in exchange for a convertible promissory note through a Regulation S offshore offering to an overseas bank. In August 2003, the promissory note converted into 400,000 shares of our Common Stock and Warrants to purchase an additional 133,333 shares of our Common Stock, exercisable at $0.25 per share until its expiration date of July 31, 2005. Issuance of the shares of Common Stock was dependent upon the affirmative vote of a majority of our shareholders to authorize the issuance of an additional 50 million shares of our Common Stock. We obtained the necessary majority votes and filed a Certificate of Amendment to the Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada effective July 16, 2003. These shares were issued in August 2003.

•	On July 25, 2003, we received $100,000 in cash from Olivier d’Auriol, director and shareholder, as a short-term cash advance that was repaid in full as of October 13, 2003.

•	On August 6, 2003, we received $75,000 in cash through a Regulation D private placement offering to a U.S. investor. We sold 300,000 shares of our Common Stock at a cash purchase price of $0.25 per share and issued Warrants to purchase an additional 100,000 shares of our Common Stock, exercisable at $0.25 per share until its expiration date of July 31, 2005.

•	In August 2003, we received $50,000 in cash from Olivier d’Auriol, director and shareholder, as a short-term cash advance that was repaid in full as of October 13, 2003.

•	In September and October 2003, we received $675,000 in cash through a Regulation S offshore offering to nine overseas investors. We sold 2.7 million shares of our Common Stock at a cash purchase price of $0.25 per share and issued Warrants to purchase an additional 913,333 shares of our Common Stock, exercisable at $0.25 per share until their expiration dates through October 31, 2005.

•	On October 9, 2003, we received $60,000 in cash through a Regulation D private placement offering to a U.S. investor. We sold 240,000 shares of our Common Stock at a cash purchase price of $0.25 per share and issued Warrants to purchase an additional 80,000 shares of our Common Stock, exercisable at $0.25 per share until its expiration date of October 31, 2005.

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

Forward – Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) such as statements relating to our financial condition, results of operations, plans, objectives, future performance and business operations. These statements relate to expectations concerning matters that are not historical fact. Accordingly, forward-looking statements are based on management’s projections, estimates, judgments and assumptions (some of which are beyond the control of the Company) and are typically identified by reference to a future period or periods, or by the use of forward-looking terminology such as “believes,” “expects,” “anticipates,” “plans,” “estimates,” “approximately,” “intend,” and other similar words and phrases, or future or conditional verbs such as “will,” “should,” “would,” “could,” and “may.” These forward-looking statements are based largely on our current expectations, assumptions, estimates, judgments and projections about our business and our industry, and they involve inherent risks and uncertainties. Although we believe our expectations are based on reasonable assumptions, judgments and estimates, such forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, contingencies and other factors. Accordingly, actual results could differ materially from those discussed in or implied by any forward-looking statements made by or on behalf of us due to a variety of factors, including, but not limited to those related to following:

•	general economic and market conditions, either nationally or in the markets where we conduct our business, may be less favorable than expected;

•	our business plan or its implementation may not be successful in attracting sufficient consumer demand to operate the Company profitably;

•	we may be unable to find suitable equity or debt financing when needed on terms commercially reasonable to us;

•	there may be changes in the cost or pricing of, or consumer demand for, our or our industry’s products, including the possible obsolesce of our products;

•	we may be unable to collect our accounts or notes receivables when due or within a reasonable period of time after they become due and payable;

•	there may be a significant increase in competitive pressures; and

•	there may be changes in environmental laws, policies and practices that may adversely affect our products.

Many of these factors are beyond our control and you should read carefully the more detailed description of potential risks, uncertainties, and other factors which could cause our financial performance or results of operations to differ materially from current expectations or such forward-

looking statements set forth in our filings with the Securities and Exchange Commission (including Part 1, Item 1 of our Form 10-KSB for the fiscal year ended December 31, 2002 under the heading “Risk Factors”). These forward-looking statements speak only as of the date of this document. We do not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this document or to reflect the occurrence of unanticipated events.

Results of Operations

During the three and nine months ended September 30, 2003, we generated sales of $208,495 and $724,045, respectively, an increase of $31,423 or 18% and $168,720 or 30%, respectively, from the comparable periods of the prior year. We believe that such increases were due primarily to our sales efforts of distributing our products primarily through established national and regional wholesale distributors in the heating, ventilation and air-conditioning and refrigeration industry. Our strategy is to gain entry into these distributors through a combination of our own outside sales force and manufacturer’s representative companies that have established relationships. Our sales were also positively affected by the introduction of BBJ MicroBiocide® for Air Ducts in February 2003. The sales mix of our products for the first nine months in 2003 was 45% from BBJ MicroBiocide® products, 13% from FreshDuct® Odor Eliminator, 24% from coil cleaner products and 18% from other products. Because our sales strategy is relatively new, and being assessed further as described below under “Sales Strategy,” it is too early to determine any sales trends.

During the three and nine months ended September 30, 2003, our gross margin was $133,879 and $461,617, respectively, an increase of $27,358 or 26% and $128,401 or 39%, respectively, from the comparable periods of the prior year. Our gross margin percentage increased from 60% during both the three and nine months ended September 30, 2002 to 64% during both the three and nine months ended September 30, 2003. This increase resulted primarily from fixed cost of sales items being spread over a larger volume of sales.

Total operating expenses for the three and nine months ended September 30, 2003 were $784,007 and $2,063,456, respectively, an increase of $385,878 or 97% and $589,606 or 40%, respectively, from the comparable periods of the prior year. Sales and marketing for the three and nine months ended September 30, 2003 increased by $198,754 and $187,266, respectively, as compared to the comparable periods of the prior year, primarily due to increased sales compensation costs, hiring costs of regional sales executives, increased sales travel and training expenses, and costs associated with initiating international sales effort. General and administrative expenses for the three and nine months ended September 30, 2003 increased by $169,557 and $356,557, respectively, as compared to the comparable period of the prior year, primarily due to hiring a Senior Vice President of Operations, increased legal fees associated with twice changing corporate legal counsel, and director and officer insurance premiums which were not paid in the comparable period of the prior year. Research and development expenses increased by $17,567 and $45,783, respectively, during the three and nine months ended September 30, 2003, as compared to the comparable period of the prior year primarily due to the hiring of a Director of Research and Development. Operating expenses when expressed as a percentage of sales for the three and nine months ended September 30, 2003 were 376% and 285%, respectively, as compared to 225% and 265%, respectively, for the comparable periods of the prior year. These percentages are expected to decrease significantly as sales grow in future operating periods.

For the three and nine months ended September 30, 2003, we incurred a net loss of $650,128 and $1,601,839, respectively, compared to a net loss of $291,608 and $1,140,634, respectively, for the same periods in 2002.

Sales Strategy

Over the past year, our sales organization significantly increased the number of HVAC/R wholesalers distributing our products. We now have approximately 325 stocking wholesale locations on record. The majority of these locations were trained on our product line during 2002 and we are now realizing revenue from this strategy.

We continue to assess how to best leverage our distribution channels. After positive results from a recently completed test market, we implemented in August a pull through strategy that focuses on building owners and managers who control decisions in the largest buildings to attempt to realize gains in the HVAC maintenance market. This is usually schools, hospitals, and manufacturing operations. We believe we can create value for these customers by helping them improve the indoor air quality of their buildings with little or no additional cost. We have confirmed anecdotal evidence that indicates utility savings can offset product and labor costs required to deliver improved HVAC maintenance needed to keep systems free of mold and other contamination from microorganisms.

Our market analysis also indicates additional opportunities in duct cleaning, mold remediation, and mold prevention markets. Efforts will be made in the current year to better understand and exploit these opportunities. We have also launched efforts during the current quarter to sell our products in international markets and to sell certain products to consumers via the Internet.

While we believe that these efforts will ultimately result in increased sales and profitable operations, we can provide no assurances in this regard.

Liquidity and Capital Resources

As of September 30, 2003, we had net stockholders’ equity of $7,704, accumulated deficit of $7,325,856 and a working capital deficit of $120,944. During the nine months ended September 30, 2003 and 2002, the net cash used in operating activities was $1,605,093 and $844,816, respectively. This was primarily a result of losses incurred by the Company during those periods. For the nine months ended September 30, 2003, increases in accounts receivable of $56,851 and inventory of $26,128 increased our net cash used in operating activities, which was partially offset by depreciation expense of $19,505, allowance for doubtful accounts of $15,137, and compensation due to grant of common stock of $48,000. For the nine months ended September 30, 2002, depreciation expense of $29,212, compensation due to grant of common stock of $240,000, and an increase in accounts payable and accrued expenses of $88,234 decreased our net cash used in operating activities, which was partially offset by an increase in accounts receivable of $55,268. During the nine months ended September 2003 and 2002, net cash used in investing activities was $73,828 and $9,544, respectively, resulting primarily from the purchase of property and equipment. During the nine months ended September 30, 2003 and 2002, net cash flows from financing activities amounted to $1,132,300 and $837,640, respectively. For the nine months ended September 2003, cash was provided by financing activities from the sale of capital stock of $1,007,300 and net proceeds from cash advances for stockholder of $125,000. During the nine months ended September 30, 2002, cash was provided by financing activities from the sale of capital stock of $807,900, proceeds from bank lines of credit of $25,000, and proceeds from bridge loans of $20,000 partially offset by payments on capital leases of $15,260.

On June 5, 2002, we issued 1.4 million shares of our common stock upon the exercise of options at a cash purchase price of $0.375 per share. Payment was made through the issuance of full recourse promissory notes due September 30, 2002, together with interest at the rate of 5% per annum. These options were granted to Michael Nole, our then director of sales, and his assistant, Nicholas Salerno. These notes remain unpaid as of the filing date of this Form 10-KSB and we have demanded payment. Management is currently accessing the collectibility of these notes and our legal options. We can provide no assurances that these notes will be fully collected by us through litigation, settlement or otherwise.

As described herein and in our Form 10-KSB for the fiscal year ended December 31, 2002, we have relied principally on external financing to provide liquidity and capital resources for our operations. We are in the process of offering and selling in one or more Regulation S or Regulation D private placement transactions up to $3 million in gross proceeds of Common Stock and promissory notes that automatically converted into Common Stock . The purchasers of such securities will also receive a Warrant to purchase one share of Common Stock for every three shares of Common Stock received in the conversion or purchase, as applicable. Pursuant to this offering, we have raised approximately $1.1 million to date. This communication does not constitute an offer to sell or a solicitation of offers to purchase securities. The securities described herein have not been and will not be registered under the Act and may not be sold without registration or an applicable exemption therefrom. Management believes that this additional financing if consummated in full, plus anticipated cash flow from operations, will support our anticipated liquidity and capital resource needs in the near term. No assurances can be given that our efforts to raise this financing and additional financing for our short term (and long term) needs will be successful or, if successful, that such financing will be on terms satisfactory to us. The inability to obtain additional financing, when needed, or on terms reasonably satisfactory to us, would materially adversely affect our business, results of operations and financial condition and could lead us to curtail or cease operations. As a result of our operating losses and capital needs, our auditors have added a going concern qualification (explanatory paragraph) as described in our consolidated financial statements and notes thereto as contained in our Form 10-KSB for the year ended December 31, 2002.

Financing Efforts

Since December 31, 2002, we completed the following private financings:

•	On February 14, 2003, we received $22,000 in cash through a Regulation S offshore offering to an overseas investor. We sold 200,000 shares of our Common Stock at a cash purchase price of $0.11 per share and issued Warrants to purchase an additional 17,600 shares of our Common Stock, exercisable at $0.30 per share until its expiration date of November 30, 2004.

•	On April 24, 2003, we received $110,000 in cash through a Regulation S offshore offering to two overseas banks. We sold one million shares of our Common Stock at a cash purchase price of $0.11 per share and issued Warrants to purchase an additional 88,000 shares of our Common Stock, exercisable at $0.30 per share until its expiration date of March 31, 2005. Issuance of the shares of Common Stock was dependent upon the affirmative vote of a majority of our shareholders to authorize the issuance of an additional 50 million shares of our Common Stock. We obtained the necessary majority votes and filed a Certificate of Amendment to the Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada effective July 16, 2003. These shares were issued in August 2003.

•	In May 2003, we received $107,800 in cash through a Regulation S offshore offering to three overseas investors. We sold 980,000 shares of our Common Stock at a cash purchase price of $0.11 per share and issued Warrants to purchase an additional 86,240 shares of our Common Stock, exercisable at $0.30 per share until its expiration date of April 30, 2005. As part of the offering, we received $34,100 from Banque Privee Edmond de Rothschild (in which Mr. d’Auriol is affiliated with the asset manager thereof) in exchange for 310,000 shares of our Common Stock and Warrants to purchase up to an additional 27,280 shares of our Common Stock. Issuance of the shares of Common Stock was dependent upon the affirmative vote of a majority of our shareholders to authorize the issuance of an additional 50 million shares of our Common Stock. We obtained the necessary majority votes and filed a Certificate of Amendment to the Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada effective July 16, 2003. These shares were issued in August 2003.

•	In June 2003, we received $110,000 in cash through a Regulation S offshore offering to six overseas investors. We sold one million shares of our Common Stock at a cash purchase price of $0.11 per share. As part of the offering, we received $33,000 from Olivier d’Auriol, director and shareholder, in exchange of 300,000 shares of our Common Stock and $33,000 from Banque Privee Edmond de Rothschild in exchange for 300,000 shares of our Common Stock. Issuance of the shares of Common Stock was dependent upon the affirmative vote of a majority of our shareholders to authorize the issuance of an additional 50 million shares of our Common Stock. We obtained the necessary majority votes and filed a Certificate of Amendment to the Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada effective July 16, 2003. These shares were issued in August 2003.

•	On July 8, 2003, we received $100,000 in cash in exchange for a convertible promissory note through a Regulation S offshore offering to an overseas bank. In August 2003, the promissory note converted into 400,000 shares of our Common Stock and Warrants to purchase an additional 133,333 shares of our Common Stock, exercisable at $0.25 per share until its expiration date of July 31, 2005. Issuance of the shares of Common Stock was dependent upon the affirmative vote of a majority of our shareholders to authorize the issuance of an additional 50 million shares of our Common Stock. We obtained the necessary majority votes and filed a Certificate of Amendment to the Amended and Restated Articles of Incorporation with the Secretary of State of the State of Nevada effective July 16, 2003. These shares were issued in August 2003.

•	On July 25, 2003, we received $100,000 in cash from Olivier d’Auriol, director and shareholder, as a short-term cash advance that was repaid in full as of October 13, 2003.

•	On August 6, 2003, we received $75,000 in cash through a Regulation D private placement offering to a U.S. investor. We sold 300,000 shares of our Common Stock at a cash purchase price of $0.25 per share and issued Warrants to purchase an additional 100,000 shares of our Common Stock, exercisable at $0.25 per share until its expiration date of July 31, 2005.

•	In August 2003, we received $50,000 in cash from Olivier d’Auriol, director and shareholder, as a short-term cash advance that was repaid in full as of October 13, 2003.

•	In September and October 2003, we received $675,000 in cash through a Regulation S offshore offering to nine overseas investors. We sold 2.7 million shares of our Common Stock at a cash purchase price of $0.25 per share and issued Warrants to purchase an additional 913,333 shares of our Common Stock, exercisable at $0.25 per share until their expiration dates through October 31, 2005.

•	On October 9, 2003, we received $60,000 in cash through a Regulation D private placement offering to a U.S. investor. We sold 240,000 shares of our Common Stock at a cash purchase price of $0.25 per share and issued Warrants to purchase an additional 80,000 shares of our Common Stock, exercisable at $0.25 per share until its expiration date of October 31, 2005.

Recent Developments

The Board of Directors of the Company is reassessing the Company’s future prospects and anticipated needs for continued growth. In this regard, it is reviewing the Company’s capital structure, various financing alternatives available to the Company, including potential sources of equity financings, the Company’s current stockholder base, and the costs of complying with the Company’s reporting obligations under the Securities

Exchange Act. In particular, the Board of Directors has been considering the potential benefits and other implications of effecting a reverse stock split and/or reincorporating the Company in Delaware, although no definitive decision has been made with respect to either of these actions. The Company believes that a reverse stock split would permit the Company to eliminate the shareholdings of a significant number of small shareholders who acquired their shares prior to the time the Company was engaged in its current business in exchange for a cash payment. This would permit the Company to avoid the relatively high cost of communication with those holders and would likely permit the Company to deregister under the Exchange Act, if it so chose. A reincorporation in Delaware would have the benefits of transferring the Company’s domicile to a jurisdiction with a more established body of law. The Board may determine to effect some, all or none of these actions and, if it does more than one, may seek to effect them simultaneously or at different times. A reincorporation would, and reverse stock split may, require approval by shareholders, and would in any event be preceded by further disclosure to shareholders. In addition, a reincorporation would, under Nevada law, trigger appraisal rights for the shareholders of the Company. If shareholders elected to exercise such appraisal rights, the Company would be required to use funds to buy out these shareholders at the fair market value of their shares. The Company may decide to proceed with the reverse stock split for the reasons stated above but may not then seek to deregister under the Exchange Act at that time (although it might chose to do so at a later date).

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

PART II - OTHER INFORMATION

Item 1.        Legal Proceedings:        None

Item 2.        Changes in Securities.

(a)	Not applicable.
(b)	Not applicable.
(c)	Recent Sales of Unregistered Securities

Since June 30, 2003, we made the following sales of unregistered securities:

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
7/8/03	Common Stock Warrants	400,000 * 133,333	Received $100,000 no commissions paid; shares sold at $0.25 per share assuming no value is attributed to the Warrants	Regulation S offshore offering to an unaffiliated overseas investor; Regulation D, Rule 506; and/or Section 4(2)	Warrants are exercisable at $0.25 per share at any time until July 31, 2005

8/6/03	Common Stock Warrants	300,000 100,000	Received $75,000 no commissions paid; shares sold at $0.25 per share assuming no value is attributed to the Warrants	Regulation S offshore offering to an unaffiliated overseas investor; Regulation D, Rule 506; and/or Section 4(2)	Warrants are exercisable at $0.25 per share at any time until July 31, 2005

9/4/03 to 10/27/03	Common Stock Warrants	2,700,000 913,333	Received $675,000 no commissions paid; shares sold at $0.25 per share assuming no value is attributed to the Warrants	Regulation S offshore offering to an unaffiliated overseas investor; Regulation D, Rule 506; and/or Section 4(2)	Warrants are exercisable at $0.25 per share at any time until October 31, 2005

10/9/03	Common Stock Warrants	240,000 80,000	Received $60,000 no commissions paid; shares sold at $0.25 per share assuming no value is attributed to the Warrants	Regulation S offshore offering to an unaffiliated overseas investor; Regulation D, Rule 506; and/or Section 4(2)	Warrants are exercisable at $0.25 per share at any time until October 31, 2005

*	Issuance of the shares of Common Stock was dependent upon the affirmative vote of a majority of our shareholders to authorize the issuance of an additional 50 million shares of our Common Stock. Effective July 16, 2003, a Certificate of Amendment to the Amended and Restated Articles of Incorporation was filed with the Secretary of State of the State of Nevada authorizing the issuance of an additional 50 million shares of our Common Stock.

(d)	Not applicable.

Item 3.        Defaults Upon Senior Securities:        None

Item 4.        Submissions of Matters to a Vote of Security Holders: None

Item 5.        Other Information: None

Item 6.        Exhibits and Reports on Form 8-K:

(a)	Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization (incorporated by reference to Form 8-K dated June 1, 2000).

3.1	Amended and Restated Articles of Incorporation as filed with the Secretary of State of the State of Nevada on June 19, 2001 (incorporated by reference to the Registrant’s Form 10-QSB for its quarter ended June 30, 2001).

3.2	Designation of Rights and Preferences of Series A Convertible Preferred Stock (incorporated by reference to Registrant’s Form 10-KSB for its year ended December 31, 2001).

3.6	By-Laws of the Registrant (incorporated by reference to Registration Statement on Form S-1, file Number 33-34200).

10.1	Facility lease and Amendment No. 1 thereto (incorporated by reference to Registrant’s Form 10-QSB for its quarter ended June 30, 2001) and Amendment No. 2 (incorporated by reference to Registrant’s Form 10-KSB for its year ended December 31, 2002).

10.2	Agreement with ACOL International Ltd. dated as of April 15, 2002 (incorporated by reference to Registration Statement on Form SB-2, filed July 11, 2002).

10.3	Employment Agreement, dated effective as of January 1, 2003, by and between BBJ Environmental Technologies, Inc. and Robert G. Baker (incorporated by reference to Registrant’s Form 8-K – date of earliest event – January 27, 2003).

10.4	Grant of Option, dated January 27, 2003, by and between BBJ Environmental Technologies, Inc. and Robert G. Baker (incorporated by reference to Registrant’s Form 8-K – date of earliest event – January 27, 2003).

10.5	Consulting Agreement, dated effective as of January 1, 2003, by and between BBJ Environmental Technologies, Inc. and Jean Caillet (incorporated by reference to Registrant’s Form 8-K – date of earliest event – January 27, 2003).

10.6	Stock Grant Agreement, dated January 27, 2003, by and between BBJ Environmental Technologies, Inc. and Jean Caillet (incorporated by reference to Registrant’s Form 8-K – date of earliest event – January 27, 2003).

10.7	Grant of Option, dated January 27, 2003, by and between BBJ Environmental Technologies, Inc. and Jean Caillet (incorporated by reference to Registrant’s Form 8-K – date of earliest event – January 27, 2003).

31.1	Certification of Executive Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Executive Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Employee Benefit and Consulting Services Compensation Plan adopted November 16, 2000 (incorporated by reference to the Registrant’s Exhibit C to its Proxy Statement, filed in April 2001).

99.2	Amendment to Employee Benefit and Consulting Services Compensation Plan adopted November 16, 2000 (incorporated by reference to the Registrant’s Form 10-QSB for its quarter ended March 31, 2002).

99.3	Audit Committee Charter adopted in May 2001 (incorporated by reference to Registrant’s Form 10-KSB for its year ended December 31, 2001).

99.4	Form of Regulation S Subscription Agreement – August 12, 2002 (incorporated by reference to the Registrant’s Form 10-QSB for its quarter ended September 30, 2002).

99.5	Form of Regulation S Subscription Agreement – October 23, 2002 (incorporated by reference to Registrant’s Form 8-K – date of earliest event – 10/23/02).

99.6	Form of Regulation S Subscription Agreement – April 14, 2003 (incorporated by reference to Registrant’s Form 10-QSB for its quarter ended March 31, 2003).

99.7	Form of Regulation S Subscription Agreement – May 7, 2003 (incorporated by reference to Registrant’s Form 10-QSB for its quarter ended June 30, 2003).

99.8	Form of Regulation S Subscription Agreement – June 10, 2003 (incorporated by reference to Registrant’s Form 10-QSB for its quarter ended June 30, 2003).

99.9	Form of Regulation S Subscription Agreement – June 13, 2003 (incorporated by reference to Registrant’s Form 10-QSB for its quarter ended June 30, 2003).

99.10	Form of Regulation D Subscription Agreement – July 29, 2003 (incorporated by reference to Registrant’s Form 10-QSB for its quarter ended June 30, 2003).

99.11	Form of Regulation S Subscription Agreements – September 4, 2003 through October 22, 2003 (filed herewith).

99.12	Form of Regulation D Subscription Agreement – October 9, 2003 (filed herewith).

(b)	Reports on Form 8-K.

A Form 8-K dated January 6, 2003 was filed to report the issuance of a press release announcing that the U.S. Environmental Protection Agency had granted registration to BBJ Environmental Solutions for BBJ MicroBiocide For Air Ducts, our new antimicrobial product for use in air duct systems. Additionally, a Form 8-K dated January 27, 2003 was filed to report that we 1) entered into an Employment Agreement, effective January 1, 2003, with Robert G. Baker as Executive Chairman, 2) entered into a Consulting Agreement, effective January 1, 2003, with Jean Caillet, a director of the Company, 3) announced that James E. Buell had been hired to serve as Senior Vice President of Operations, and 4) announced that Christopher B. Lehmann had been hired to serve as Vice President of Sales. A Form 8-K dated April 15, 2003 was filed to report the certifications of the Company’s chief executive officer, Robert G. Baker, and chief financial officer, Jerry V. Schinella, were submitted to the Securities and Exchange Commission with our Form 10-KSB for the year ended December 31, 2002, as required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Except for the foregoing, no other Form 8-K’s were filed since December 31, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BBJ ENVIRONMENTAL TECHNOLOGIES, INC.

Dated: November 10, 2003	/s/ Robert G. Baker
Robert G. Baker, Executive Chairman

/s/ Jerry V. Schinella
Jerry V. Schinella, Chief Financial Officer

Exhibit Index

2.1	Agreement and Plan of Reorganization (incorporated by reference to Form 8-K dated June 1, 2000).

3.1	Amended and Restated Articles of Incorporation as filed with the Secretary of State of the State of Nevada on June 19, 2001 (incorporated by reference to the Registrant’s Form 10-QSB for its quarter ended June 30, 2001).

3.2	Designation of Rights and Preferences of Series A Convertible Preferred Stock (incorporated by reference to Registrant’s Form 10-KSB for its year ended December 31, 2001).

3.6	By-Laws of the Registrant (incorporated by reference to Registration Statement on Form S-1, file Number 33-34200).

10.1	Facility lease and Amendment No. 1 thereto (incorporated by reference to Registrant’s Form 10-QSB for its quarter ended June 30, 2001) and Amendment No. 2 (incorporated by reference to Registrant’s Form 10-KSB for its year ended December 31, 2002).

10.2	Agreement with ACOL International Ltd. dated as of April 15, 2002 (incorporated by reference to Registration Statement on Form SB-2, filed July 11, 2002).

10.3	Employment Agreement, dated effective as of January 1, 2003, by and between BBJ Environmental Technologies, Inc. and Robert G. Baker (incorporated by reference to Registrant’s Form 8-K – date of earliest event – January 27, 2003).

10.4	Grant of Option, dated January 27, 2003, by and between BBJ Environmental Technologies, Inc. and Robert G. Baker (incorporated by reference to Registrant’s Form 8-K – date of earliest event – January 27, 2003).

10.5	Consulting Agreement, dated effective as of January 1, 2003, by and between BBJ Environmental Technologies, Inc. and Jean Caillet (incorporated by reference to Registrant’s Form 8-K – date of earliest event – January 27, 2003).

10.6	Stock Grant Agreement, dated January 27, 2003, by and between BBJ Environmental Technologies, Inc. and Jean Caillet (incorporated by reference to Registrant’s Form 8-K – date of earliest event – January 27, 2003).

10.7	Grant of Option, dated January 27, 2003, by and between BBJ Environmental Technologies, Inc. and Jean Caillet (incorporated by reference to Registrant’s Form 8-K – date of earliest event – January 27, 2003).

31.1	Certification of Executive Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Executive Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Employee Benefit and Consulting Services Compensation Plan adopted November 16, 2000 (incorporated by reference to the Registrant’s Exhibit C to its Proxy Statement, filed in April 2001).

99.2	Amendment to Employee Benefit and Consulting Services Compensation Plan adopted November 16, 2000 (incorporated by reference to the Registrant’s Form 10-QSB for its quarter ended March 31, 2002).

99.3	Audit Committee Charter adopted in May 2001 (incorporated by reference to Registrant’s Form 10-KSB for its year ended December 31, 2001).

99.4	Form of Regulation S Subscription Agreement – August 12, 2002 (incorporated by reference to the Registrant’s Form 10-QSB for its quarter ended September 30, 2002).

99.5	Form of Regulation S Subscription Agreement – October 23, 2002 (incorporated by reference to Registrant’s Form 8-K – date of earliest event – 10/23/02).

99.6	Form of Regulation S Subscription Agreement – April 14, 2003 (incorporated by reference to Registrant’s Form 10-QSB for its quarter ended March 31, 2003).

99.8	Form of Regulation S Subscription Agreement – May 7, 2003 (incorporated by reference to Registrant’s Form 10-QSB for its quarter ended June 30, 2003).

99.8	Form of Regulation S Subscription Agreement – June 10, 2003 (incorporated by reference to Registrant’s Form 10-QSB for its quarter ended June 30, 2003).

99.9	Form of Regulation S Subscription Agreement – June 13, 2003 (incorporated by reference to Registrant’s Form 10-QSB for its quarter ended June 30, 2003).

99.10	Form of Regulation D Subscription Agreement – July 29, 2003 (incorporated by reference to Registrant’s Form 10-QSB for its quarter ended June 30, 2003).

99.11	Form of Regulation S Subscription Agreements – September 4, 2003 through October 22, 2003 (filed herewith).

99.12	Form of Regulation D Subscription Agreement – October 9, 2003 (filed herewith).