Form 10KSB
period 2003-12-31
BBJ ENVIRONMENTAL TECHNOLOGIES INC
filed 2004-04-14
CIK 839439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-24016

BBJ ENVIRONMENTAL TECHNOLOGIES, INC.

(Name of Small Business Issuer in its charter)

Nevada	65-1148155
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6802 Citicorp Drive, Suite 500, Tampa, Florida	33619
(Address of principal executive offices)	(Zip code)

(813) 622-8550

(Issuer’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 Par Value

(Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒.    No  ☐.

Check if there is no disclosure of delinquent filings pursuant to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of Issuer’s knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-KSB or any amendment to this Form 10-KSB  ☒.

State issuer’s revenues of its most recent fiscal year. $915,053

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2 of the Exchange Act). $1,126,362 as of March 31, 2004

The number of shares outstanding of the issuer’s Common Stock, as of March 31, 2004, was 57,766,808.

Transactional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Information Statement of BBJ Environmental Technologies, Inc. to be filed with the Securities and Exchange Commission no later than 120 days after the end of the issuer’s 2003 fiscal year are incorporated by reference into Part III of this Form 10-KSB.

This Annual Report on Form 10-KSB contains forward–looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. See “Item 1. Business – Forward Looking Statements and Business Risk Factors.”

PART I

Item 1.    General

BBJ Environmental Technologies, Inc., a Nevada corporation (“BBJ Environmental Technologies” or the “Company”), was organized in 1988 under the name Lewiston Energy, Inc. Between 1988 and 1992, we changed our name several times but did not conduct any significant operations. In 1993, we engaged in a stock exchange transaction whereby we acquired all of the outstanding common stock of Omega Development Corp., which we held as our wholly-owned subsidiary. Subsequently, we changed our name to Omega Development Corp. and thereafter sold the subsidiary to two shareholder groups in exchange for their shares of our common stock. In 1995, we acquired all of the outstanding common stock of Home Partners of America, Inc., which we subsequently sold to one of our principal stockholders in 1996. Following the sale of Home Partners of America, Inc. and beginning in September 1996, our business operations were terminated and we remained inactive until our acquisition of BBJ Environmental Solutions, Inc.

Effective June 2000, we acquired 100% of the outstanding common stock of BBJ Environmental Solutions, Inc., a Florida corporation organized in 1993 (“BBJ Environmental Solutions”), pursuant to an Agreement and Plan of Reorganization. As a result, we are a holding company for BBJ Environmental Solutions, our primary operating subsidiary. In October 2003, we formed BBJ Environmental Solutions Ltd., a wholly owned subsidiary of BBJ Environmental Solutions, to establish an Asian sales distribution company in Hong Kong.

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

Important Developments in 2003

•	Following the February 2003 completion of a market analysis and an assessment of the company’s capabilities, we chose to re-position the company as a solutions provider focused on three primary markets: public buildings, consumers, and mold remediation.

•	In the spring of 2003 we test marketed our solution for public buildings, which focused on improving the indoor air quality of schools, hospitals, hotels, and offices. We measured the energy efficiency of HVAC systems and found that we can create value for the owners and managers of these facilities by helping them improve the indoor air quality of their buildings with little or no additional cost. We have confirmed anecdotal evidence that indicates utility savings can offset product and labor costs required to deliver improved HVAC maintenance needed to keep systems free of mold and other contamination from microorganisms.

•	In August 2003 we expanded the above-referenced public building solution to our entire sales force.

•	In October 2003 we introduced, via our web site, a consumer pack that helps homeowners clean and treat areas most likely to become contaminated with mold and bacteria.

•	Responding to a sharply increased emphasis on indoor air quality in Asia following last year’s SARS outbreaks, in December 2003 we established an Asian sales office in Hong Kong and formed BBJ Limited, our foreign subsidiary.

•	During the fourth quarter of 2003 we compiled the results of 48 public building risk assessments and, based on such results, found that commercial HVAC systems cleaned and maintained with our products used on average 25% less energy than before our intervention. This translates into over $55.00 per ton of air conditioning, or $14,000 annually for a 100,000 square foot office building, that can be saved by using the BBJ system.

•	In December we signed an agreement pursuant to which we will produce private label products for a leading HVAC and plumbing manufacturer. This is complementary to our revised marketing strategy which targets end user customers (schools, hospitals, hotels, office buildings and consumers) instead of the wholesale channel.

•	In December 2003 we expanded our sales force to ten people to support our business strategy, including the opening of new markets in the upper Midwest and Southern California. With these additions, our sales team will cover over 50% of the U.S.

•	At the end of 2003, the American Society of Heating and Refrigeration Engineers asked founder and Chairman of the Board, Robert Baker, to lead a committee to establish a national standard for maintenance of heating and ventilation systems.

•	In December 2003 we developed a performance guarantee for public buildings that adopt our system. This was introduced during the first quarter of 2004. We guarantee that buildings that implement the BBJ HVAC maintenance system will realize zero incremental spending in their first full year of usage, or we will pay the difference.

Development of BBJ Environmental Solutions

Robert Baker, our Chairman, first saw in July 1987 the need for the technologies that form the core of BBJ Environmental Solutions when he acquired an infection during a surgical procedure that resulted in severe pain and required over six months to heal. Mr. Baker believes his infection may have resulted from airborne bacteria that grew in the hospital ventilation system. As a result of this experience, he was determined to learn all he could about the causes of such infections and do everything possible to prevent or minimize them. Through diligent research, Mr. Baker became convinced that a significant cause of indoor air pollution and disease transmission was directly related to inadequate maintenance of air-conditioning and air-handling systems. While managing the facilities and other administrative services of a medical center during the mid-to-late 1980’s, he uncovered several instances where he believed the air-conditioning systems contributed to serious infection-control problems.

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

The Market for Indoor Air Quality

Indoor air quality has become a major health and comfort concern in the United States and in other developed countries around the world. According to the U.S. Environmental Protection Agency, people spend up to 90% of their time indoors. Yet studies indicate indoor air is often 100 times more polluted than the air outside. As a result, the U.S. EPA ranks poor indoor air quality among the top five environmental risks to public health.

The recirculation of bioaerosols, such as mold and bacteria, through modern buildings has been recognized as a key source of increased indoor air pollution. In a 2000 report issued by the Institute of Medicine, mold has been identified as a trigger of asthma. A 1999 study by the Mayo Clinic identified mold as the primary cause of virtually all chronic sinus infections in 37 million Americans. The allergic reaction many people suffer when exposed to these indoor contaminants has become known as sick building syndrome. Sick building syndrome causes occupant discomfort and complaints, high absenteeism rates, low worker productivity, and, in severe cases, illness and disability.

The U.S. Environmental Protection Agency has identified heating and ventilation (HVAC) systems as a direct contributor to sick building syndrome. By design, these systems bring together all of the elements required for active microbial growth (moisture, nutrients, and spores) in the very channel that supplies the air we breathe. With proper maintenance, a healthy ventilation system can be maintained. However, budget cuts in industry, health care and education have resulted in the neglect of many HVAC systems. We estimate that roughly 5% of the air handlers in America are being cleaned annually. This rate is even lower in many foreign countries.

The market for products to improve indoor air quality is expected to grow dramatically, driven by trends that include energy costs, increased public awareness, and litigation stemming from indoor air quality complaints.

HVAC systems that are fouled with microbial growth lose their energy efficiency. A study conducted by BBJ in 48 commercial buildings in the U.S. indicated that systems are consuming 25% more energy than they would if they were kept clean. Based on the results of the study, public buildings that use antimicrobials like BBJ MicroBiocide® for HVAC Systems to control microbial growth can maintain the same energy efficiency of a clean system with minimal additional maintenance.

Building owners and managers owe a duty of care to their building’s occupants to provide a safe and hygienic indoor environment. With the heightened publicity around indoor air quality in recent years, complaints regarding indoor air quality issues are on the rise. Many of these complaints advance to litigation. According to a 2002 report issued by the Insurance Information Institute, there are over 10,000 mold related law suits in state court systems. About one-quarter of these law suits are filed against building owners and managers who are accused of not providing adequate maintenance for their building.

Microbial contamination that can trigger indoor air quality complaints also forms outside of the ventilation system. According to a 2003 study by the University of Arizona, mold can be found in at least four areas of every home in America. The locations inside a building that are most likely to have mold are those that are frequently exposed to moisture or condensation. These include window sills, refrigerator door seals, underneath sinks, and in closets.

The traditional approach to addressing indoor microbial contamination is to act only when the growth has reached a level when it represents a hazard. The use of many conventional disinfectants, while effective on mold, can themselves harm building occupants if used in vital areas like the HVAC system. Our goal is to prevent the formation of potentially harmful organisms without introducing additional pollution to the indoor environment. Where mold or other organisms have grown to problem levels, the preferred approach is to remove the accumulated contamination utilizing mild, non polluting cleaning products, then treat surfaces with a BBJ antimicrobial to inhibit likely re-growth.

The Commercial HVAC Maintenance Market

According to the U.S. Department of Energy, there is approximately 85 billion square feet of commercial and institutional building space in the United States. This would require about 300 million tons of air conditioning capacity and translates to a potential U.S. market opportunity of over $500 million per year if all air handling units are cleaned twice annually. Current practices in HVAC preventative maintenance, however, are significantly less than optimal with estimates ranging from as low as 2% of the air handling units being cleaned annually to as high as 20%, depending on the type of customer.

Due to the above statistics, we believe that the real opportunity to expand current sales in the commercial HVAC maintenance market is to work with building owners and managers to implement effective preventative maintenance practices.

While the commercial market (office buildings, retail stores, lodging) represents the greatest single opportunity (42% of potential), the institutional (e.g., schools and hospitals) and government markets are particularly attractive to our sales force because they represent the largest sales per customer and are often more open to be early adopters of practices to improve indoor air quality. We view the HVAC maintenance market as being comprised of the following four segments:

Segment	% of Market Opportunity
Commercial	42%
Institutional	15%
Government	12%
Manufacturing	31%

The Residential Market

The residential, or consumer, market is divided into two segments: HVAC maintenance and mold prevention. The HVAC maintenance market is very similar to the commercial HVAC market as it is both underdeveloped and requires professional application for product use. Application of the product is largely completed by HVAC contractors who are also the primary sales link to the decision maker. It is a challenge to effectively train and motivate contractors to deliver a selling message that is compelling enough to deliver substantial volume. We believe that once HVAC preventative maintenance becomes standard practice in the commercial markets our programs can be leveraged in the residential market.

According to the American Lung Association, over 30 million Americans suffer from asthma. Mold, which is a known trigger of asthma attacks, can be found in multiple sites in every home in America. We believe that we can help people who suffer from asthma and allergies significantly reduce microbial growth in their homes. This includes helping them understand where mold is found in their home and why it is likely to be there; providing products to clean and remove the mold; and most important, providing antimicrobial products that inhibit mold from recurring in their residences. Our products are currently available for sale to consumers through the internet and we intend to expand our marketing and sales efforts in 2004.

The BBJ Solution to Indoor Air Quality

We believe that we are a leader in the use of the prevailing strategy favored by researchers throughout the world for controlling the growth of organisms in the indoor environment through prevention rather than spending billions to fix problems after they have forced the evacuation of buildings. We believe that we excel in developing new technologies for effective control, training users and building owners in their proper use, and distributing companion products that are effective yet low in impact on humans and the environment. We strive to develop and manufacture formulated products and the policies and procedures needed to use them in the safest, most effective, and economic manner.

Our policy is to produce only products that can be shipped in interstate commerce without designated hazard classifications. This provides greater safety for our employees, our customers, the environment and ultimately the occupants of spaces where our products are used. The U. S. Department of Transportation (“DOT”) has developed objective scientific criterion that we use to determine that products fit our policy.

Our executives occupy positions of leadership in both the producer and user communities. As a result, we believe that we are on the cutting edge of indoor environmental technology. Our goal is to continually create both the emerging technologies and the public and industry policy that drives their use.

Description of Products, Competitive Strengths, and Strategy

Our existing products include the following:

BBJ MicroBiocide® for HVAC/R Equipment, our flagship product, is specifically registered by the U.S. Environmental Protection Agency for use in air-conditioning and refrigeration systems to control and inhibit the growth of a broad range of microorganisms. It inhibits microbial growth in air handlers and other ventilation equipment for six months or longer following application. This product is to be applied after cleaning the coils with Power Coil Clean® or Micro Coil Clean®. It is a key component of the preventative maintenance strategy for any building. BBJ MicroBiocide® for HVAC/R Equipment also is manufactured by us and sold under the labels of leading providers of products to HVAC wholesalers and building owners/managers.

BBJ MicroBiocide® for Air Ducts is specifically registered by U.S. Environmental Protection Agency for controlling and inhibiting the growth of microorganisms – such as bacteria, fungi, and mold – that grow in the ductwork of HVAC systems. Registration of this product in December 2002 represents the culmination of a unique seven-year effort between the U.S. Environmental Protection Agency’s Antimicrobials Division and us. The U.S. Environmental Protection Agency has long been concerned about the use of pesticides in ventilation systems because of the lack of data on safety, effectiveness and instructions for safe use in these applications. We worked with the U.S. Environmental Protection Agency to overcome these limitations by producing safety and efficacy data that had never been produced on such a product before. Additionally, we developed a set of comprehensive and detailed instructions that was approved by the U.S. Environmental Protection Agency that they then hailed as the standard benchmark for future products. We believe that this product has established a new era of available knowledge for users and protection for occupants of spaces where it is used.

BBJ MicroBiocide® for Floors and Walls is an antimicrobial treatment that is specifically registered by U.S. Environmental Protection Agency for inhibiting the growth of microorganisms on floors, walls, and other interior surfaces. It is specially formulated not only to control the growth of microorganisms on floors, walls and other interior surfaces, but its residual effect inhibits the re-growth of microbes for months.

Power Coil Clean® is a patented, non-caustic, non-corrosive heavy duty coil cleaner that safely cleans and deodorizes evaporator coils, condenser coils, window units, air filters, blowers, and other dirty heating, ventilation, air-conditioning, and refrigeration components without damaging metal surfaces. It was a significant challenge to develop a cleaner that could cope with the highly resistant soiling encountered in and on HVAC system components without creating a product that posed a significant risk to users, damage to equipment, and a source of noxious fumes. We believe that this product overcomes those challenges and is achieving broad acceptance in the industry. Power Coil Clean®, as a cleaning agent, is a companion product to BBJ MicroBiocide® for HVAC/R Equipment.

Micro Coil Clean® removes built-up dirt and debris safely without damaging surfaces where applied. This detergent based coil cleaner has great cleaning activity yet it is safe enough to wash your hands in. It does not etch the coil fins and, if accidentally spilled, it will not damage carpeting or furnishings. Further, this product is readily biodegradable. It does not contain alkalis that are caustic, phosphates that contaminate the environment, solvents that result in air pollution or strong acids that make many products corrosive. Although primarily developed as a refrigeration coil cleaner, it is an effective, economical and virtually non-toxic general purpose cleaner that can be used for mold remediation and other general cleaning tasks in both homes and commercial locations. Micro Coil Clean® is a companion product to BBJ MicroBiocide® for HVAC/R Equipment. A system must be cleaned before it can be successfully treated with BBJ MicroBiocide® for HVAC/R Equipment.

FreshDuct® Odor Eliminator was formulated especially for conditions inside of heating, ventilation and air conditioning duct systems. It encapsulates odors at the source, not just covers them up. Its advanced technology destroys odors on contact to freshen and deodorize air ducts, basements, attics, crawl spaces, and other areas prone to odors. It is non-toxic, biodegradable, and has a light, pleasing fragrance to be used in conjunction with BBJ MicroBiocide®. Since it was developed for maximum effectiveness in ducts constructed or lined with porous materials such as fiberglass, it is extremely effective in all porous materials and has been found to be an excellent fabric odor control. It utilizes our exclusive EnviroGard® technology which provides efficacy at extremely low active concentrations. Thus, FreshDuct® Odor Eliminator is hypoallergenic for all but the most sensitive individuals.

BBJ Mold and Mildew Remover Disinfectant/Cleaner™, a hospital strength disinfectant/cleaner product, is registered with the U.S. Environmental Protection Agency. This product and combines the germ killing ability of a disinfectant with a cleaning agent to remove harmful mold and mildew. Specially formulated to clean and disinfect walls, floors, and other surfaces where mold and mildew grow.

BBJ Mold and Mildew Remediation Concentrate is a one step disinfectant/cleaner that is effective against a broad spectrum of bacteria, mold, and mildew. This product is particularly attractive to mold remediation contractors as its concentrated formula reduces storage and handling costs, and its one step (no rinse) formula saves labor costs.

Our Power Coil Clean®, Micro Coil Clean®, and Fresh Duct® Odor Eliminator are not EPA registered and do not fall within the EPA’s jurisdiction because these products are not pesticides as defined under the Federal Insecticide, Fungicide and Rodenticide Act (“FIFRA”).

Business Strategy

Our objective is to become a leading provider of indoor air quality, indoor environmental quality and heating, ventilation and air conditioning hygiene products and services. The key elements of our strategy to accomplish this objective include the following:

•	Penetrate the Industrial/Commercial Industry Market. Significant users of high-capacity industrial heating, ventilation, air conditioning and refrigeration systems exist in the manufacturing, education, office buildings, government, health care, hospitality, and retail industries. Our strategy is to demonstrate to these users that by using our products on a regular preventative maintenance schedule they can not only improve indoor air quality, but also reduce their energy costs. We expect to communicate this message through our performance guarantee, sales contacts, direct mail, advertising and trade shows.

•	Penetrate Duct Cleaning and Mold Remediation Distribution Channel. With our new registration for BBJ MicroBiocide® for Air Ducts along with BBJ MicroBiocide® for Floors and Walls, we intend to focus on expanding distribution through duct cleaning and mold remediation contractors, wholesalers, and maintenance service providers.

•	Expand the commercial market. We believe that we can demonstrate that it is a financially sound decision for a commercial building manager to have all of their air handling units cleaned and treated with our products. These managers, however, do not have the labor available to effectively restore their HVAC system. Since the cost of outside labor can often be offset by energy savings, we will seek to bring new business opportunities to the contractors who have the labor available to restore commercial systems. We anticipate that these contractors, once familiar with our system, will consider using our products in the rest of their business.

•	Develop the consumer market. Over 50 million Americans suffer from allergies or asthma, yet mold can be found growing in at least four places in every residence. We intend to help consumers suffering from allergies triggered by bioaerosols understand where microbial growth is most likely to be found in their home and provide them with the tools they need to clean and treat the surface so their living space can be as comfortable as possible.

•	Enhance Consumer Awareness. We intend to further establish our brand name recognition through public relations and mass-market advertising.

Manufacturing

Currently, all of our manufacturing processes take place in our Tampa, Florida facility. The production facility consists of a modern automated clean liquid filling line and weight batch blending room. Production and blending operations are climate controlled and meet good manufacturing production specifications. Good manufacturing practices is an industry term that represents a formal set of procedures mandated for manufacturers of pharmaceuticals and medical devices. Although we are not subject to good manufacturing practices, we conduct our manufacturing operations in general conformance with the good manufacturing practice regulations. We are also a participant in the Consumer Specialty Products Association (CSPA) Product Care program. This is a program promoting continuous review and improvement of all facets of our operation. We believe that our facility along with readily available contract packaging companies has the capacity to meet our anticipated production forecasts for the foreseeable future.

Source and Availability of Raw Materials

We rely on various suppliers to furnish the raw materials and components used in the manufacturing of our products. During the past two years, the following manufacturers or suppliers accounted for more than 5% of our raw material supplies as summarized in the following table:

Suppliers

Company Name	2003	2002
B & G Equipment Co.	28.0%	21.2%
Brenntag Mid-South Inc.	7.2%	9.5%
CCL Container Co.	5.7%	9.9%
Consolidated Label Co.	10.3%	9.2%
DeForest Enterprises, Inc.	5.6%	6.0%
Smith Container Corp.	24.5%	22.5%

We believe that there are alternative suppliers for all of the key raw material and component needs.

Marketing Orientation

Since 1994, BBJ Environmental Solutions has been manufacturing quality products that not only help to remove microbial growth but also aid in the prevention of it. We have positioned ourselves in our product brochures and advertising sheets as an environmental company providing solutions to a targeted niche market – inhibition of microbial contamination in heating, ventilation, air conditioning and refrigeration systems. Four important industry persons currently advise us. They include Tom Yacobellis, President of the Indoor Air Quality Association, Al Veeck, Executive Director of the National Air Filtration Association, George Benda, President of Chelsea Group Ltd., and Glenn Fellman, publisher of Indoor Environment Connections. We are members of several trade associations that include the Indoor Air Quality Association, American Society of Heating, Refrigerating and Air Conditioning Engineers, Inc. (ASHRAE), National Air Duct Cleaners Association, Air Conditioning Contractors Association, and Consumer Specialty Products Association. We believe that our relationships with these industry persons and trade associations has allowed us, and will continue to allow us, to remain on the forefront of all technological advancements in the indoor air quality field. We also maintain relationships with government entities, such as the U.S. Environmental Protection Agency and Occupational Safety and Health Administration. By adhering to the guidelines established by these agencies and remaining active in the development and implementation of new regulations, we expect to develop new products in the most efficient manner possible.

To further our image and promote our product line, we have engaged outside marketing communications advisors to develop our product brochures, advertising sheets and some product public relations.

Sales and Distribution Strategy

We recently upgraded and expanded our sales team by adding individuals who are experienced in selling solutions to end-using customers. Our team is focused on working with senior level decision makers in schools, hospitals, property management companies and the hospitality industry to help them appreciate the benefits of cleaner indoor air. Our ability to measure the energy consumption of air handling units cleaned and treated with our products has allowed us to offer to our customers a guarantee that they will realize energy savings during their first 12 months of using the BBJ system that entirely offset all incremental product and labor costs required to implement our program, or we will pay the difference.

A group of manufacturer representatives manage day to day activities with our base of HVAC wholesalers, thus freeing up our direct sales force’s time to secure new customers. These independent sales representatives have deep relationships with the HVAC wholesalers who make up our current distribution base.

Heating, Ventilation, and Air-Conditioning Distribution Channel

Our experience has found that heating, ventilation, and air-conditioning contractors who serve the majority of residential and commercial customers buy most of their parts and supplies from local heating, ventilation, and air-conditioning distributors. Such distributors range from small single location companies to huge national chains. To be successful in moving products through these outlets, our manufacturer’s representatives, coached by our region sales directors, spend a significant amount of time and effort helping distributors sell our products and training sessions for distributor employees and heating, ventilation, and air-conditioning contractors.

There are approximately 40,000 to 45,000 heating, ventilation, and air-conditioning contractors in the U.S. serving the residential, commercial, and industrial markets. These contractors have technicians that provide equipment, parts, and service to residential and commercial customers. Historically, the majority of the contractor’s business was the installation and repair of heating, ventilation, and air-conditioning equipment. Today, contractors are moving into new areas that generate increased profit margins. By using our products as part of a regular preventative maintenance program, we believe that contractors can offer a valuable service to their customers, generate additional revenue, and do not have to lay off their employees during their slow periods.

The large commercial customers that are the primary focus of our sales strategy often have their own maintenance departments to service their HVAC systems. These departments often use the same HVAC wholesalers as those used by contractors. We will support these customers, however, if they prefer to bundle their HVAC purchases with other distributors that serve their business.

Strategic Partners

Because we believe the HVAC preventative maintenance market is underdeveloped, we will seek out and support strategic partners that communicate the benefits of HVAC maintenance. Our current strategic partners purchase our products, either under our brand or a private label, and help us advance the message required to expand our market.

The characteristics of a strategic partner is a company that:

•	Buys and resells our products,

•	Has a good reputation in market assigned segment (preferably a market leader),

•	Has a strong presence with users in market segment,

•	Has an outside sales force, telemarketing sales force, and/or e-commerce capability,

•	Carries inventory and finances receivables, and

•	Orders more than $ 100,000 net sales per year.

Major strategic channel partners that have had success in selling our products include Abatement Technologies, AAF International, Nalco Diversified Technologies, Inc., and RectorSeal. During the past year our business has grown more diversified. In 2002 two customers represented 10% or more of our business (CC Dickson (19%) and Johnstone Supply (10%)). In 2003 no customer represented more than 10% of our business.

Other Market

The growth of fungi in air ducts is a major problem in both homes and public buildings. The U.S. Environmental Protection Agency has not recently registered any new products for use in air ducts. During the past few years, EPA enforcement inspectors have removed a number of products from the market that have made improper claims for use in air ducts. On December 31, 2002, the U.S. Environmental Protection Agency granted us a primary registration for the specific use of BBJ MicroBiocide® for Air Ducts in heating, ventilation, and air conditioning systems air ducts. It is highly effective in preventing or inhibiting the growth of active microorganisms such as bacteria, algae, mold and other fungi in air ducts for at least six months at a time.

Major Obstacle - Overcoming Skepticism to HVAC Solution

Budget cuts and complacency have resulted in very poor HVAC preventative maintenance practices. Air ventilation systems, because they are hidden from daily view, do not invite frequent inspections further enabling the lack of proper maintenance. Our message that proper HVAC maintenance is not only good for building occupants but can create energy savings that exceed the costs of HVAC restoration can be judged as too good to be true by decision makers that have become comfortable with current practices.

Our internet site includes actual results realized by customers who have used our maintenance program. Our founder and Chairman, Robert Baker, has authored an article for the ASHRAE Journal (a journal published by the American Society of Heating, Refrigeration and Air-Conditioning Engineers, Inc.), the leading peer reviewed publication of the HVAC industry, which discusses the energy savings results we have seen from maintaining clean HVAC systems. This article is in the process of being reviewed by industry peers and, once published, we believe will benefit our marketing efforts.

We believe our recent introduction of a performance guarantee will help overcome skepticism by helping us convince decision makers that regular preventative maintenance can save money.

Government Regulation and Industry Standards

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

The Federal Trade Commission, Department of Transportation and Consumer Product Safety Commission all impact some or all of our products from a regulatory standpoint. The regulations of these agencies do not represent the same complexity as the U.S. Environmental Protection Agency regulations as they deal with concepts and factors that have been in long term use, are well understood. As a result, compliance is a matter of assuring that the products and the manner in which they are marketed and distributed conform to these regulations. In contrast, the U.S. Environmental Protection Agency regulations require specific advanced review and approval of each product and any change in that product and exist in a context of developing science and application.

American Society of Heating, Refrigerating and Air-Conditioning Engineers, Inc., also known in the industry as ASHRAE, is the primary international professional society for HVAC engineers. This society has an effect on the industry by establishing standards and guidelines for equipment and system design, energy efficiency, test methods, indoor air quality ventilation and other requirements. Standards developed by ASHRAE are based upon standards established by the American National Standards Institute, also known as ANSI, a private, non-profit organization that administers and coordinates the U.S. voluntary standardization and conformity assessment system, and are adopted by reference by building code authorities throughout the United States and even in other parts of the world. Thus, these standards determine how environmental control systems in buildings must be designed and establish the minimum operational specifications for such systems. ANSI serves as an administrator of the United States private sector voluntary standardization system.

Several industry consensus standards for attaining acceptable levels of indoor air quality in both residential and commercial buildings are being finalized/or updated by ASHRAE. These standards are referenced in building codes throughout the United States and serve as models for the rest of the world. For the first time, they will include requirements for the periodic inspection and cleaning of heating and air-conditioning systems (SPC180P). Robert Baker has been named to chair the project committee that will develop the new standards. These new standards are expected to lead to growth in demand for products that prevent microbial growth in and clean air-conditioning systems. We believe that BBJ MicroBiocide® for HVAC/R Equipment has features that will make it desirable to meet the needs of this new market.

Leading industry societies joined to develop the first standard and reference guide for remediation of mold in buildings (IICRC S520). Robert Baker is Vice President of the Indoor Air Quality Association (IAQA), which was one of the participating societies. We had a leading role in this project and the new standard was published in December 2003. This will provide for first time uniform guidance for this rapidly growing industry. Mr. Baker has also been named Chair of the committee that will lead the future review and revision of this standard. We believe that our participation in these industry societies positions us to continually anticipate the needs of the industry and offer a clearly described role for the use of products for the remediation of mold-contaminated facilities and the prevention of future contamination.

Research and Development

See “Other Markets” for a description of our recent research and development efforts. For the years ended December 31, 2003 and 2002, we spent $192,712 and $103,864, respectively, on research and development efforts.

Proprietary Rights

Our registration number with the U.S. Environmental Protection Agency is 67212. Our BBJ MicroBiocide® products are registered with the EPA under number 67212-1. This gives us the right to control the marketing of this technology until June 2011, with extension possibilities under certain circumstances. BBJ Mold and Mildew Remover Disinfectant/Cleaner,™ is based on chemicals that are purchased by us from Stepan Company which owns the U.S. patent for these formulas under 5,444,094 and the EPA registration no. 1839-83. As a purchaser of these chemicals, we are permitted by the manufacturer to market and sell these purchased chemicals under our product names and as an EPA sub-registrant. As a sub-registrant, we have registered the sale of the BBJ Mold and Mildew Remover Disinfectant/ Cleaner™ with the U.S. Environmental Protection Agency under no. 1839-83-67212. These U.S. Environmental Protection Agency registered products are also registered in all states in which they are marketed.

The FreshDuct® Odor Eliminator formula was issued a Patent on September 18, 2001 and the Power Coil Clean® formula was issued a Patent on October 15, 2002. Both of these Patents were issued by the United States Patent and Trademark Office. BBJ’s Micro Coil Clean® formula is guarded by trade secrets. We also rely on a combination of trade secret laws, nondisclosure and other contractual agreements and technical measures to protect our proprietary rights in our products. We also have registered trademarks in the United States on all of our products. We believe that our products, trademarks, and other proprietary rights do not infringe on the proprietary rights of third parties.

We own the Patents described above for the FreshDuct® Odor Eliminator and Power Coil Clean® formulas. Stepan Company owns the Patent that is the basis for our BBJ Mold and Mildew Remover Disinfectant/Cleaner™. We do not pay Stepan any licensing, concession or royalty fees, although we are required to purchase the active ingredient from them to be incorporated into this product. The BBJ Mold and Mildew Remover Concentrate product is manufactured under a sub registration agreement with Mason Chemical Company. We do not pay any licensing, concession or royalty fee although we are required to purchase the active ingredient for this product from Mason. No other products are patented or licensed from others.

Competition

The market for indoor air quality products and services is relatively new. We believe that competition for our products is currently limited because of the U.S. Environmental Protection Agency regulatory approval granted on BBJ MicroBiocide®. The market for heating, ventilation, air conditioning and refrigeration service and replacement industry is highly competitive. As the market for indoor air quality products and services expands, competition will likely be greater in the future. Competition may involve companies with greater experience, financial and other resources than us. The primary technologies that might be considered as alternatives to our products for indoor air quality improvement include: air cleaning and filtration and photocatalytic destruction (UV light) sold as ultraviolet germicidal irradiation systems. No one company dominates the market and while alternative products may be deemed competitive, we believe such products can be used in conjunction with our products.

Although we believe that there are presently no other products on the market that inhibit microbial growth that have U.S. Environmental Protection Agency registration for the air-conditioning system as does BBJ MicroBiocide®, heating, ventilation, air conditioning and refrigeration contractors may perceive any product claiming to control contamination as being equal to our products.

The following provides a brief description of technologies that compete with our products to improve indoor air quality:

1. Air Cleaning and Filtration:    Some potential users initially see improved air cleaning as a competing technology for use of an antimicrobial (such as our products) to control microbial growth. However, while high efficiency filtration is beneficial, we believe that it does not substitute for effective control of bacteria and other growth in the heating, ventilation and air conditioning system.

2. Ozone and Negative Ion Generation:    Although ozone generators and like devices are aggressively marketed with impressive sounding claims, We believe that they are not effective. In fact, it is the position on ozone of the U.S. Environmental Protection Agency and the California Environmental Protection Agency to absolutely reject the use of ozone. Ozone generators that are sold as air cleaners intentionally produce the gas ozone. The Federal Trade Commission has taken legal action against manufacturers and vendors of ozone generators that make statements and claims that lead the public to believe that these devices are always safe and effective in controlling indoor air pollution. Because of misleading claims, and because ozone can cause health problems at high concentrations, several federal government agencies have worked in consultation with the U.S. Environmental Protection Agency to produce public information on Ozone. Manufacturers and vendors of ozone devices often use misleading terms to describe ozone. Terms such as “energized oxygen” or “pure air” suggest that ozone is a healthy kind of oxygen. Ozone is a toxic gas with vastly different chemical and toxicological properties from oxygen. Several federal agencies have established health standards or recommendations to limit human exposure to ozone. Potential health effect risks are: decreases in lung function; aggravation of asthma; throat irritation and cough; chest pain and shortness of breath; inflammation of lung tissue; and higher susceptibility to respiratory infection.

3. Ultra Violet light:    Photocatalytic destruction is an old technology that has received new attention as a possible means of destroying contaminants in air ducts. Several units have been brought to market during the past few years with claims that they can be mounted in a duct and will eliminate all contaminants. These claims remain unproven. In addition, installation, operation, and maintenance costs are high and the units generate heat that adds to the energy load of the facility. A well-designed and maintained system can cost an owner ten times the annual operating cost as the semi-annual application of our products. Also, the space required for an adequate unit is typically not available in most facilities. The fact is that these devices introduce a whole new set of maintenance challenges themselves. For example, the efficiency of UV lamps degrades rapidly when coated with even a light layer of dust. Therefore, most manufacturers recommend that they be cleaned monthly (not likely to happen and requires more labor than doing it right). Then there is the cost of power to run them, replacement of lamps and electronics, and the fact that they must be installed so the direct light must reach every surface where organisms are likely to grow.

We believe that we are a leader in the indoor environment industry in establishing not only product technology but more important, the public and industry policies and procedures that describe and regulate the use of the products we develop, manufacture and distribute. Our Chairman, Robert Baker, is a member of four key Standard setting committees of the American Society for Heating Refrigeration, and Air-conditioning Engineers, Chairs the Indoor Air Quality Committee of the Consumer Specialty Products Association and the Government Affairs Committee of the Indoor Air Quality Association. We are also active in the National Air Duct Cleaners Association, the American Society for Testing of Materials, the International Society for Indoor Air Quality and Climate, the National Air Filtration Association, and other key industry associations. We are currently actively involved in the review and first revision of the S-520 Mold Remediation Standard, writing of laws regulating mold remediation in several states, and other significant policies, guidelines and standards impacting the industry.

Our involvement and influential role in the above activities assures that we are in a position to both assure that policies and procedures are compatible with and support the use of products we market. In addition, it places us in a position to anticipate needs of the industry and innovate in the development of products that meet emerging needs before they are clearly understood by competitors.

We believe that we will be able to compete with competitors because of a combination of strengths as a provider of indoor air quality, indoor environmental quality and heating ventilation and air conditioning hygiene products and services. We have been recognized by industry publications for having innovative and highly rated environmental products. We believe that our competitive advantages are as follows:

•	Reputation. We believe that the reputation and stature of Robert Baker and our strategy to establish BBJ Environmental Solutions with a reputation for quality products that provide solutions for indoor air quality problems, indoor environment quality problems and heating, ventilation and air-conditioning hygiene will provide us with a competitive edge.

•	Focus. Unlike competitive chemical companies, we are focused entirely on improving indoor air quality through the control of microbial contamination. This narrow focus allows us to invest a substantial amount of time with our target customers in an effort to grab the leadership position in the growing indoor air quality market.

•	Commitment to Product Innovation and Technological Leadership. Since inception, management has dedicated substantial resources to research and development and product innovation. We pioneered the introduction of the first U.S. Environmental Protection Agency registered antimicrobial to be used in controlling bacteria and other growth in the heating, ventilation and air conditioning system. We are also first to market with the ability to calculate energy savings from implementing an effective HVAC preventative maintenance program.

•	EPA Registration. Mr. Robert Baker, our Chairman, is highly regarded by the U.S. Environmental Protection Agency for developing and registering products for use in HVAC/R systems. Other manufacturers developing (or who have developed) new formulations will have to undergo a time consuming U.S. Environmental Protection Agency process, which normally takes two years or more.

•	Research and Development. Mr. Baker is well known in indoor air quality research and heating, ventilation, air conditioning science. He is on the Board of Directors of the Air Care Division of the Consumer Specialties Manufacturers Association and chairs its indoor air quality committee. He serves as a member of several technical committees of the American Society of Refrigeration and Air-conditioning Engineers.

Employees

As of March 31, 2004, we had 23 full time non-union employees. Additional sales and marketing personnel may be hired in the future, as our sales efforts require such additional personnel.

Item 1.	Business - Forward-Looking Statements and Business Risk Factors

This Annual Report on Form 10-KSB (including the exhibits hereto), and other reports, proxy and information statements, and other communications to our stockholders, as well as oral statements made by representatives of the Company, may contain certain “forward-looking statements” within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and other risks detailed from time to time in our filings with the Securities and Exchange Commission that are subject to risks and uncertainties, including, but not limited to, product demand and market acceptance, capital spending plans, new product development, availability of products from third party suppliers, fluctuations in operating results with respect to, among other things, the Company’s future revenues, operating income, and earnings per share, as well as plans and objectives of management. These forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “intend,” and other similar words and expressions, or future or conditional verbs such as “will,” “should,” “would,” and “could.”

These forward-looking statements reflect the our current views of the Company at the time they are made and are based on information currently available to the management of the Company and upon current expectations, estimates, and projections regarding the Company and its industry, management’s beliefs with respect thereto, and certain assumptions made by management. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors (many of which are outside the control of the Company) which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. The following are some, but not all, of the factors that may cause the Company’s actual results to vary materially from those which are the subject of such forward-looking statements.

Our auditors have a going concern qualification in their opinion contained in our audited consolidated financial statements which raises substantial doubt about our ability to continue as a going concern.

As a result of our substantial historical operating losses, limited revenues and working capital and our capital needs, our auditors have added a going concern qualification (explanatory paragraph) in their report contained in our audited consolidated financial statements for the year ended December 31, 2003 which raises substantial doubt about our ability to continue as a going concern. While we have relied principally in the past on external financing to provide liquidity and capital resources for our operations, we can provide no assurances that cash generated from operations together with cash received in the future from external financing, if any, will be sufficient to enable us to continue as a going concern.

We have incurred substantial losses from inception while realizing limited revenues and we may never generate substantial revenues or be profitable in the future.

For each fiscal year since our inception in July 1988, we have generated net losses. Our subsidiary, BBJ Environmental Solutions, Inc., has also generated substantial net losses from its inception in August 1993 and has accumulated losses totaling approximately $8.3 million as of December 31, 2003. We have only recently emerged from our development stage operations and have historically generated limited revenues. We can provide no assurances that our operations will generate substantial revenues or be profitable in the future.

Our common stock private offerings have been highly dilutive to common stockholders and such offerings are likely to continue in the future.

Between January 1, 2003 and March 31, 2004, we have raised approximately $2.8 million in financing principally through the offshore sale of approximately 16.4 million shares of our restricted common stock to non- U.S. persons pursuant to Regulation S offerings and U.S. persons pursuant to Regulation D offerings at prices between $0.11 and $0.25 per share. In addition, we issued warrants to purchase approximately 2.5 million additional shares of common stock exercisable at prices ranging from $0.25 - $0.30 per share. These common stock offerings have significantly diluted the stockholdings of other common stockholders. Similar offerings in the future could also be highly dilutive to the interests of our common stockholders.

We may need to raise additional capital and it may not be available to us on favorable terms or at all; inability to obtain any needed additional capital on favorable terms could adversely affect our business, results of operations and financial condition.

We estimate that our company may need to raise up to $4 million of additional capital over the next 12 months to support our operations, meet competitive pressures and/or respond to unanticipated requirements for a period of at least 12 to 15 months. While there are no definitive arrangements with respect to sources of additional financing, management anticipates that these funds may be raised from one or more of the following possible sources:

•	The Regulation S sale of restricted securities to offshore investors, some of whom are currently stockholders of our company;

•	The sale of restricted securities to U.S. investors in a Regulation D private placement offering;

•	Exercise of our outstanding options granted under our employee benefit stock plan; and

•	Exercise of outstanding privately held warrants.

While we have held discussions to pursue financing through each of the above mentioned alternatives and have recently completed private placement financings as summarized herein, we cannot assure you that additional financing will be completed on commercially reasonable terms, if at all. The inability to obtain additional financing, when needed or on favorable terms, could materially adversely affect our business, results of operations and financial condition and could cause us to curtail or cease operations.

We may be unable to compete effectively with competitors of perceived competing technologies or direct competitors that may enter our market with new technologies.

The market for indoor air quality products and services is relatively new. Our ability to increase revenues and generate profitability is directly related to our ability to maintain a competitive advantage because of our U.S. Environmental Protection Agency regulatory registration of our leading product, BBJ MicroBiocide®. Although we believe that there are presently no other products on the market that inhibit microbial growth that have U.S. Environmental Protection Agency registration for the heating, ventilation and air-conditioning system as does BBJ MicroBiocide®, contractors may perceive any product claiming to control contamination as being equal to our products. The primary technologies that might be considered as an alternative to our products for indoor air quality improvement include air cleaning and filtration, ozone generators and photocatalytic destruction through ultraviolet light through the use of ultraviolet germicidal irradiation systems. We also face potential direct competition from additional companies that may enter this market with new competing technologies and with greater financial, marketing and distribution resources than us. These greater resources could permit our competitors to introduce new products and implement extensive advertising and promotional programs, which we may not be able to match. We can provide no assurances that we will be able to compete effectively in the future.

Our sales strategy to increase sales may not be successful.

Our primary sales focus is to help building owners and managers understand the benefits of implementing effective HVAC preventative maintenance programs. Our strategy is to conduct assessments that quantify the contamination of a building’s ventilation system and the energy savings available from maintaining clean air handling units. We can provide no assurances that our strategy to increase sales will be successful.

Lack of public knowledge of maintaining good indoor air quality for problem avoidance may adversely affect sales growth.

We believe that one of the largest obstacles our business faces is the lack of public knowledge of the benefits of maintaining good indoor air quality and the related costs, which if not overcome could adversely affect sales growth. Our employees and officers spend a considerable amount of time educating heating, ventilation, air-conditioning and refrigeration wholesale distributors, contractors and the general public on the importance of maintaining good air quality and the value of our products in problem avoidance. We can provide no assurances that these efforts will result in increased sales.

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

Our failure to retain key personnel could materially affect our operations.

Our performance is substantially dependent on the performance of our executive officers and key employees, including Jean Caillet, Robert Baker, Christopher Lehman, and James Buell. The loss of services of any of these executive officers or key employees could have a material adverse effect on our business, financial condition, and results of operations.

Our products may be subject to technological obsolescence.

Considerable research is underway by competitors and potential future competitors into the causes and solutions for indoor air quality problems. Discovery of new technologies could replace or result in lower than anticipated demand for our products, which would materially adversely effect our operations and could cause us to curtail or cease operations.

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

Difficult Operating Environment

Our revenue and profitability depends on the sales of our products. The economy in the United States has been negatively affected by the impact of the September 11th tragedy and, more recently by the war in Iraq. If there are further acts of terrorism or other hostilities, or if other future financial, political, economic and other uncertainties arise, this could materially adversely affect our business, financial condition, results of operations or prospects.

Item 2.    Description of Property

Our global headquarters are located in a 7,000 square foot facility at 6802 Citicorp Drive., Suite 500, Tampa, Florida. This facility is leased from a non-affiliated party, and the lease expires on December 31, 2005. We pay a base monthly rent of approximately $6,100, which includes rent, common area maintenance, insurance, and real estate taxes. The landlord may increase our rent and common area maintenance, capped at 5% per year plus our pro rata share of insurance and real estate tax increases. We believe that this facility is adequate for our current and anticipated needs for the foreseeable future.

Our Asian sales office is in a 2,250 square foot facility at 88 Hing Fat Street, Causeway Bay, Hong Kong. This facility is leased from a non-affiliated party, and the lease expires on November 30, 2005. We pay a base monthly rate of approximately $US 4,500, which includes rent, management fee, air conditioning, and other customary expenses.

Item 3.    Legal Proceedings

We are not a party to any legal proceeding.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters

On June 29, 2001, our Common Stock commenced trading on the OTC Electronic Bulletin Board under the symbol “BBJE” and had a closing sales price on that date of $0.65. As of March 31, 2004, the last sale of Common Stock in the Over-the-Counter Market was $0.045. The following table reflects the high and low closing sales prices of our Common Stock for the periods indicated as reported by the NASD.

	Common Stock
	High	Low
Year Ended December 31, 2002
First Quarter 2002	$0.35	$0.10
Second Quarter 2002	0.35	0.09
Third Quarter 2002	0.24	0.13
Fourth Quarter 2002	0.19	0.09

Year Ended December 31, 2003
First Quarter 2003	$0.17	$0.07
Second Quarter 2003	0.13	0.07
Third Quarter 2003	0.10	0.06
Fourth Quarter 2003	0.13	0.07

The over-the-market quotations in the table above reflect inter-dealer prices, without retail markups, markdowns or commissions and may not necessary represent actual transactions. The trading activity in our Common Stock has been limited.

As of March 31, 2004, there were approximately 651 holders of record of our outstanding Common Stock. Our transfer agent StockTrans, Inc., 44 W. Lancaster Avenue, Ardmore, PA 19003, supplied the approximate number of holders of record of our Common Stock.

The payment of dividends, if any, is within the discretion of the Board of Directors. We have not paid any dividends on its common stock in the past and the payment of dividends, if any, in the future will depend upon our earnings, capital requirements, financial condition and other relevant factors. Our Board of Directors does not presently intend to declare any dividends in the foreseeable future. Instead, our Board of Directors intends to retain all earnings, if any, for use in our business operations.

Financing Efforts

During the quarter ended December 31, 2003, we completed the following private financings:

•	In October through December 2003, we received $762,000 in cash through a Regulation S offshore offering to fourteen overseas investors. We sold approximately 3.0 million shares of our Common Stock at a cash purchase price of $0.25 per share and issued Warrants to purchase approximately 1 million additional shares of our Common Stock, exercisable at $0.25 per share until their expiration dates through December 31, 2005.

Item 6.    Managements’ Discussion and Analysis or Plan of Operation

Introduction

We were incorporated in the State of Nevada on July 15, 1988 under the name Lewison Enterprises, Inc. On January 19, 1994, our name changed to Omega Development, Inc. and to BBJ Environmental Technologies, Inc. on June 1, 2000.

Our business plan was to acquire and merge with a potential business that might bring substantial value to our stockholders. Effective June 1, 2000, we acquired 100% of the then outstanding common stock and preferred stock of BBJ Environmental Solutions, Inc. in exchange for the issuance of 12,410,666 shares of our common stock pursuant to an Agreement and Plan of Reorganization. In accordance with this agreement, we also contemporaneously completed a one-for-three reverse stock split and a stock repurchase of 3,465,000 shares of our common stock at a price of $.0001 per share from certain shareholders of our company. In connection with the agreement, BBJ Environmental Solutions loaned us $50,000 to be used by us for the payment of legal and accounting expenses in connection with the reorganization, bringing us current in our filings under the Securities Exchange Act of 1934 and retiring all of our debt, accounts payable and accrued expenses through the closing of the reorganization so that BBJ Environmental Technologies will have no liabilities other than a $50,000 demand 6% promissory note payable to BBJ Environmental Solutions.

Forward-Looking Statements

This report on Form 10-KSB contains forwarding-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve risks and uncertainties, and actual results could be significantly different than those discussed in this prospectus. These statements discuss, among other things, expected growth, future revenues and future performance. Although we believe the expectations expressed in such forward-looking statements are based on reasonable assumptions within the bounds of our knowledge of our business, a number of factors could cause actual results to differ materially from those expressed in any forward-looking statements, whether oral or written, made by us or on our behalf. The forward-looking statements are subject to risks and uncertainties as described under “Item 1. Business – Forward Looking Statements and Business Risk Factors.”

Results of Operations

Comparison of fiscal years ended December 31, 2003 and 2002

During the year ended December 31, 2003, we generated sales of $915,053, an increase of $256,460, or 39%, from the comparable period of the prior year. We believe that such increase was due primarily to our sales focus of distributing our products primarily through established national and regional wholesale distributors in the heating, ventilation and air-conditioning and refrigeration industry and by the introduction of BBJ MicroBiocide® for Air Ducts. Our sales were also positively affected by focusing our sales strategy on commercial buildings and international sales. Individual product sales increased during 2003 compared to 2002 by 79% with respect to BBJ MicroBiocide® products, 24% with respect to Power Coil Clean®, 36% with respect to Mold and Mildew Remover™, and 63% with respect to product sprayers and foggers. The sales mix of our products for 2003 was 45% from BBJ MicroBiocide® products, 14% from FreshDuct® Odor Eliminator, 23% from Power Coil Clean® and 19% from other products.

During the year ended December 31, 2003, our gross margin was $564,835, an increase of $189,494, or 50%, from the comparable period of the prior year. Our gross margin percentage was 62% for the year ended December 31, 2003 compared to 57% from the comparable period of the prior year.

Total operating expenses for the year ended December 31, 2003 were $3,112,617, an increase of approximately $999,727, or 47%, from the comparable period of the prior year. For the year ended December 31, 2003, sales and marketing increased by $280,541, or 22%, as compared to the comparable period of the prior year, primarily due to increased sales compensation costs, increased sales travel and training expenses, and costs associated with initiating international sales effort. For the year ended December 31, 2003, general and administrative expenses increased by $630,338, or 86%, as compared to the comparable period of the prior year, primarily due to hiring a Senior Vice President of Operations, increased legal fees associated with changing corporate legal counsel, personnel placement costs, and director and officer insurance premiums which were not paid in the comparable period of the prior year.

Research and development expenses increased by $88,848, or 86%, during the year ended December 31, 2003, as compared to the comparable period of the prior year primarily due to the hiring of a Director of Research and Development. Operating expenses when expressed as a percentage of sales for the year ended December 31, 2003 were 340% as compared to 321% for the comparable period of the prior year. These percentages are expected to decrease significantly as sales grow in future operating periods.

New Sales Strategy

During 2003, our sales organization significantly increased the number of HVAC/R wholesalers distributing our products. We now have approximately 325 stocking wholesale locations on record. The majority of these locations are trained on our product line and we are now realizing revenue from this strategy

We continue to assess how to best leverage our distribution channels. After positive results from our recently completed test market, we implemented in August a pull through strategy that focuses on building owners and managers who control decisions in the largest buildings to attempt to realize gains in the HVAC maintenance market. This is usually schools, hospitals, and manufacturing operations. We believe we can create value for these customers by helping them improve the indoor air quality of their buildings with little or no additional cost. We have confirmed anecdotal evidence that indicates utility savings can offset product and labor costs required to deliver improved HVAC maintenance needed to keep systems free of mold and other contamination from microorganisms.

Our market analysis also indicates additional opportunities in duct cleaning, mold remediation, and mold prevention markets. Continued efforts will be made to better understand and exploit these opportunities. We also launched efforts during the third quarter of 2003 to sell our products in international markets and to sell certain products to consumers via the Internet.

While we believe that these efforts will ultimately result in increased sales and profitable operations, we can provide no assurances in this regard.

Liquidity and Capital Resources

As of December 31, 2003, we had net stockholders’ deficit of $53,760, accumulated deficit of $8,271,799 and a working capital deficit of $219,187. During the years ended December 31, 2003 and December 31, 2002, the net cash used in operating activities was $2,296,778 and $1,266,337, respectively. This was primarily a result of losses incurred by us during those periods. For the year ended December 31, 2003, an increase in accounts payable and accrued expenses of $185,931 reduced our net cash used in operating activities. During the years ended December 31, 2003 and December 31, 2002, net cash used in investing activities was $118,536 and $9,844, respectively, resulting primarily from the purchase of property and equipment. During the years ended December 31, 2003 and December 31, 2002, net cash flows from financing activities amounted to $1,824,279 and $1,903,640, respectively. For the year ended December 31, 2003, cash was provided by financing activities from the sale of common stock and stock subscription. During the year ended December 31, 2002, cash was provided by financing activities primarily from the sale of capital stock of $1,918,900.

On June 5, 2002, we issued 1.4 million shares of our common stock upon the exercise of options at a cash purchase price of $0.375 per share. Payment was made through the issuance of full recourse promissory notes due September 30, 2002, together with interest at the rate of 5% per annum. These options were granted to Michael Nole, our then director of sales, and his assistant, Nicholas Salerno. These notes remain unpaid as of the filing date of this Form 10-KSB. We were also party to a Financial Advisory and Consulting Agreement with

ACOL International, Ltd., in connection with which we, among other things, issued but did not deliver 1.4 million shares of our common stock to ACOL. We are in the process of attempting to settle these matters with the parties. Under the terms of a proposed settlement agreement, we expect to receive 1,560,317 shares of our common stock (comprised of an aggregate of 160,317 shares that have already been delivered to Messrs. Nole and Salerno and 1.4 million shares that we have issued but not yet delivered to ACOL) and general releases from each of Messrs. Nole and Salerno and ACOL in exchange for cancellation of the promissory notes. We cannot assure you that we will reach a settlement on the terms described above, if at all.

As described herein we have relied principally on external financing to provide liquidity and capital resources for our operations. As of March 31, 2004, we believe that we need approximately $4 million of additional financing to support our anticipated liquidity and capital resource needs during the balance of 2004 above and beyond anticipated cash flow from operations. We will likely seek such financing to be obtained through the sale of equity to private investors. No assurances can be given that our efforts to raise additional financing for our short term (and long term) needs will be successful or, if successful, that such financing will be on terms satisfactory to us. As a result of our operating losses and capital needs, our auditors have added a going concern qualification (explanatory paragraph) as described in our consolidated financial statements and notes thereto which follow Item 9.

While there are no definitive arrangements with respect to sources of additional financing, management anticipates that these funds may be raised from one or more of the following possible sources:

•	The Regulation S sale of restricted securities to offshore investors, some of whom are currently stockholders of our company;

•	The sale of restricted securities to U.S. investors in a Regulation D private placement offering;

•	Exercise of our outstanding options granted under our employee benefit stock plan; and

•	Exercise of outstanding privately held warrants.

While we have held discussions to pursue financing through each of the above mentioned alternatives and have recently completed private placement financings as summarized herein, we cannot make any assurances that additional financing will be completed on commercially reasonable terms, if at all. The inability to obtain additional financing, when needed or on favorable terms, would materially adversely affect our business, results of operations and financial condition and could cause us to curtail or cease operations.

Financing Efforts

In 2003, we received approximately $1.7 million in cash through Regulation S offerings to 29 overseas investors through the sale of an aggregate of approximately 8.8 million restricted shares of our common stock at purchase prices of $0.11 to $0.25 per share along with warrants to purchase approximately 2.1 million additional shares of our common stock exercisable at a price per share of $0.25 to $0.30. Each of the warrants expire in 2005. We also received $135 thousand in cash through Regulation D private offerings to 2 U.S. investors through the sale of an aggregate of 540 thousand restricted shares of our common stock at a purchase price of $0.25 per share along with warrants to purchase up to 180 thousand additional shares of our common stock exercisable at a price per share of $0.25. Each of these warrants also expire in 2005. A more detailed discussion of our financing efforts can found under Item 5 hereto.

Item 7.    Financial Statements

The information required by Item 7, and an index thereto, appears beginning at page F-1 of this Form 10-KSB.

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable.

PART III

Item 8A.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.    Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rule 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934), as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that these disclosure controls and procedures are effective to ensure the disclosure of material information related to the Company, including its consolidated subsidiaries, that is required to be disclosed in reports that the Company files and submits under the Securities Exchange Act of 1934.

(b) Changes in Internal Controls.    There were no significant changes in our internal controls or in other factors known to us that could significantly affect these internal controls subsequent to the Evaluation Date.

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Information relating to the name of each executive officer, promoter, nominee and director of the Company, that person’s age, positions and offices with the Company, business and principal occupations, directorships in other public experience companies, and service as an officer of the Company or service on the Company’s board of directors set forth under the captions “Executive Officers” and “Election of Directors” in the Information Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of our 2003 fiscal year (the “2004 Information Statement”), and information set forth under the subcaption “Section 16 Ownership Requirements” relating to Section 16 matters, is incorporated herein by reference.

At present, the three members of our board of directors also comprise our audit committee. Since our shares trade on the OTC Bulletin Board (and not on a national exchange like NASDAQ and the New York Stock Exchange), the members of our audit committee are not required to be independent. Action taken by our audit committee is required to be taken by unanimous vote. Our audit committee is responsible for reviewing the adequacy of our system of internal accounting controls; reviewing the results of the independent accountants’ annual audit, including significant adjustments, management judgments and estimates, new accounting policies and disagreements with management; reviewing our audited financial statements and discussing the statements with management; reviewing the audit reports submitted by the independent accountants; reviewing disclosures by independent accountants concerning relationships with our company and performance of our independent accounts and annually recommending independent accountants; adopting and annually assessing our charter; and preparing such reports or statements as may be required by securities laws. Our board of directors has determined that none of the members of our committee is an “audit committee financial expert,” as defined by the rules and regulations of the Securities and Exchange Commission.

Item 10.    Executive Compensation.

Information with respect to current remuneration of directors and executive officers under the headings of “Election of Directors - Compensation of Directors,” “Compensation of Executive Officers,” and “Certain Relationships and Related Transactions” in the 2004 Information Statement is, to the extent such information as required by Item 402 of Regulation S-B, hereby incorporated herein by reference.

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) Security ownership information required by Item 403 of Regulation S-B relating to directors and named executive officers of the Company, beneficial holders of 5% or more of the outstanding Common Stock, and of all executive officers and directors as a group set forth under the heading “Security Ownership of Management and Certain Beneficial Owners” in the 2004 Information Statement is hereby incorporated herein by reference.

(b) The following table provided information about the Company’s Common Stock that may be issued upon the exercise of stock options under all of the issuer’s equity compensation plans in effect as of December 31, 2003.

Plan category	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options (1)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity compensation Plan approved by Security holders	7,014,088	$0.87	5,985,912

(1)	Based upon 50,000 options exercisable at $2.00 per share, 3,039,000 options exercisable at $1.25 per share, 1,019,488 options exercisable at $1.17 per share, 440,000 options exercisable at $1.00 per share, 520,000 options exercisable at $0.50 per share, 1,500,000 options exercisable at $0.16 per share, 15,000 options exercisable at $0.13 per share, 430,600 options exercisable at $0.11 per share.

Our Stock Option Plan provides for a proportionate adjustment to the number of shares reserved for issuance in the event of any stock dividend, stock split, combination, recapitalization, or similar event.

Item 12.    Certain Relationships and Related Transactions.

Information regarding transactions and relationships between the Company and its directors and executive officers under the headings “Certain Relationships and Related Transactions” in the 2004 Information Statement is, to the extent such information as required by Item 404 of Regulation S-B, hereby incorporated herein by reference.

Item 13.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)(2)	Financial Statements and Financial Statement Schedules. A list of the Financial Statements and Financial Statement Schedules filed as a part of this Report is set forth in Item 8, and appears beginning at Page F-1 of this Report, which list is incorporated herein by reference.

(a)(3)	Exhibits

2.1	Agreement and Plan of Reorganization (incorporated by reference to Form 8-K dated June 1, 2000).

3.1	Amended and Restated Articles of Incorporation as filed with the Secretary of State of the State of Nevada on June 19, 2001 (incorporated by reference to the Registrant’s Form 10-QSB for its quarter ended June 30, 2001).

3.2	Designation of Rights and Preferences of Series A Convertible Preferred Stock (incorporated by reference to Registrant’s Form 10-KSB for its year ended December 31, 2001).

3.3	By-Laws of the Registrant (incorporated by reference to Registration Statement on Form S-1, file Number 33-34200).

10.1	Facility lease and Amendment No. 1 thereto (incorporated by reference to Registrant’s Form 10-QSB for its quarter ended June 30, 2001) and Amendment No. 2 (incorporated by reference to Registrant’s Form 10-QSB for its quarter ended September 30, 2003).

10.2	Agreement with ACOL International Ltd. dated as of April 15, 2002 (incorporated by reference to Registration Statement on Form SB-2, filed July 11, 2002).

10.3	Employment Agreement, dated effective as of January 1, 2003, by and between BBJ Environmental Technologies, Inc. and Robert G. Baker (incorporated by reference to Registrant’s Form 8-K – date of earliest event – January 27, 2003).

10.4	Grant of Option, dated January 27, 2003, by and between BBJ Environmental Technologies, Inc. and Robert G. Baker (incorporated by reference to Registrant’s Form 8-K – date of earliest event – January 27, 2003).

10.5	Consulting Agreement, dated effective as of January 1, 2003, by and between BBJ Environmental Technologies, Inc. and Jean Caillet (incorporated by reference to Registrant’s Form 8-K – date of earliest event – January 27, 2003).

10.6	Stock Grant Agreement, dated January 27, 2003, by and between BBJ Environmental Technologies, Inc. and Jean Caillet (incorporated by reference to Registrant’s Form 8-K – date of earliest event – January 27, 2003).

10.7	Grant of Option, dated January 27, 2003, by and between BBJ Environmental Technologies, Inc. and Jean Caillet (incorporated by reference to Registrant’s Form 8-K – date of earliest event – January 27, 2003).

21.1	List of Subsidiaries

23.1	Consent of Kirkland, Russ, Murphy, & Tapp, the Company’s independent auditors

31.1	Certification of Executive Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Executive Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Employee Benefit and Consulting Services Compensation Plan adopted November 16, 2000 (incorporated by reference to the Registrant’s Exhibit C to its Proxy Statement, filed in April 2001).

99.2	Amendment to Employee Benefit and Consulting Services Compensation Plan adopted November 16, 2000 (incorporated by reference to the Registrant’s Form 10-QSB for its quarter ended March 31, 2002).

99.3	Audit Committee Charter adopted in May 2001 (incorporated by reference to Registrant’s Form 10-KSB for its year ended December 31, 2001).

99.4	Form of Regulation S Subscription Agreement – August 12, 2002 (incorporated by reference to the Registrant’s Form 10-QSB for its quarter ended September 30, 2002).

99.5	Form of Regulation S Subscription Agreement – October 23, 2002 (incorporated by reference to Registrant’s Form 8-K – date of earliest event – 10/23/02).

99.6	Form of Regulation S Subscription Agreement – April 14, 2003 (incorporated by reference to Registrant’s Form 10-QSB for its quarter ended March 31, 2003).

99.7	Form of Regulation S Subscription Agreement – May 7, 2003 (incorporated by reference to Registrant’s Form 10-QSB for its quarter ended June 30, 2003).

99.8	Form of Regulation S Subscription Agreement – June 10, 2003 (incorporated by reference to Registrant’s Form 10-QSB for its quarter ended June 30, 2003).

99.9	Form of Regulation S Subscription Agreement – June 13, 2003 (incorporated by reference to Registrant’s Form 10-QSB for its quarter ended June 30, 2003).

99.10	Form of Regulation D Subscription Agreement – July 29, 2003 (incorporated by reference to Registrant’s Form 10-QSB for its quarter ended June 30, 2003).

99.11	Form of Regulation S Subscription Agreements – September 4, 2003 through October 22, 2003 (incorporated by reference to Registrant’s Form 10-QSB for its quarter ended September 30, 2003).

99.12	Form of Regulation D Subscription Agreement – October 9, 2003 (incorporated by reference to Registrant’s Form 10-QSB for its quarter ended September 30, 2003).

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

Item 14    Principal Accountant Fees and Services.

(1) Audit Fees.    The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for BBJs audit of annual financial statements and for review of financial statements included in BBJ’s Form 10-KSBs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

    2003 – $34,250 – Kirkland, Russ, Murphy & Tapp

    2002 – $29,500 – Kirkland, Russ, Murphy & Tapp

(2) Audit-Related Fees.    The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of BBJ’s financial statements and are not reported in the preceding paragraph:

    2003 – $0

    2002 – $0

(3) Tax Fees.    The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

    2003 – $2,142.50 – Gordon & Associates, P.A.

    2002 – $2,152.00 – Gordon & Associates, P.A.

(4) All Other Fees.    The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) above was:

    2003 – $0

    2002 – $0

(5) BBJ’s audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant’s engagement to audit BBJ’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of April 2003.

BBJ ENVIRONMENTAL TECHNOLOGIES, INC.

By:	/s/ JEAN CAILLET
Jean Caillet, Chief Executive Officer

/s/ MICHAEL DIFILIPPO
Michael DiFilippo, Chief Financial Officer

In accordance with the requirements of the Securities Act of 1933, as amended, this Registration Statement was signed by the following persons in the capacities and on the dates stated.

SIGNATURE	TITLE	DATE

/s/ ROBERT G. BAKER Robert G. Baker	Chairman of the Board	April 14, 2004

/s/ OLIVIER D’AURIOL Olivier d’Auriol	Director	April 14, 2004

/s/ JEAN CAILLET Jean Caillet	Director	April 14, 2004

BBJ ENVIRONMENTAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

Consolidated Financial Statements

December 31, 2003 and 2002

(With Independent Auditors’ Report Thereon)

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders

BBJ Environmental Technologies, Inc.

  and Subsidiaries:

We have audited the accompanying consolidated balance sheets of BBJ Environmental Technologies, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BBJ Environmental Technologies, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Company’s significant operating losses and accumulated deficit raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

February 19, 2004

BBJ ENVIRONMENTAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

Consolidated Balance Sheets

December 31, 2003 and 2002

ASSETS

	2003	2002
Current assets:
Cash	$60,280	651,315

Accounts receivable, net	131,673	84,396

Inventory	91,422	60,838

Total current assets	283,375	796,549

Property and equipment, net	123,224	59,528
Security deposits	42,203	14,797

	$448,802	870,874

LIABILITIES AND STOCKHOLDERS’ EQUITY

	2003	2002
Current liabilities:
Accounts payable and accrued expenses	$502,562	316,631

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 100,000,000 shares authorized, 50,614,578 and 40,314,578 shares issued and outstanding, respectively	50,615	40,315
Additional paid-in capital	8,640,742	6,762,945

Accumulated deficit	(8,271,799)	(5,724,017)
Stock subscription	51,682	—

Stock subscriptions receivable	(525,000)	(525,000)

Net stockholders’ equity (deficit)	(53,760)	554,243

	$448,802	870,874

See accompanying notes to consolidated financial statements.

BBJ ENVIRONMENTAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

Consolidated Statements of Operations

For the Years Ended December 31, 2003 and 2002

	2003	2002
Sales, net	$915,053	658,593

Cost of sales	350,218	283,252

Gross margin	564,835	375,341

Operating expense:
Sales and marketing	1,555,452	1,274,911
General and administrative	1,364,453	734,115
Research and development	192,712	103,864

Total operating expenses	3,112,617	2,112,890

Net loss	$(2,547,782)	(1,737,549)

Net loss per common share – basic and diluted	$(0.06)	(0.06)

Weighted average number of common stock	43,408,000	27,644,000

See accompanying notes to consolidated financial statements.

BBJ ENVIRONMENTAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

Consolidated Statements of Stockholders’ Equity

For The Years Ended December 31, 2003 and 2002

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stock Subscription	Stock Subscriptions Receivable	Net Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balances at December 31, 2001	—	$—	22,396,578	22,397	4,363,463	(3,986,468)	—	(220,500)	178,892
Issuance of convertible preferred stock for cash	366,000	366,000	—	—	—	—	—	—	366,000
Issuance of common stock for cash	—	—	11,720,000	11,720	1,320,680	—	—	—	1,332,400
Issuance of common stock for service	—	—	1,870,000	1,870	192,130	—	—	—	194,000
Exercise of options for notes	—	—	1,400,000	1,400	523,600	—	—	(525,000)	—
Conversion of convertible preferred stock	(366,000)	(366,000)	2,928,000	2,928	363,072	—	—	—	—
Repayment of notes	—	—	—	—	—	—	—	220,500	220,500
Net loss	—	—	—	—	—	(1,737,549)	—	—	(1,737,549)

Balances at December 31, 2002	—	—	40,314,578	40,315	6,762,945	(5,724,017)	—	(525,000)	554,243
Issuance of common stock for cash	—	—	9,300,000	9,300	1,763,297	—	—	—	1,772,597
Issuance of common stock for service	—	—	1,000,000	1,000	114,500	—	—	—	115,500
Issuance of stock subscription	—	—	—	—	—	—	51,682	—	51,682
Net loss	—	—	—	—	—	(2,547,782)	—	—	(2,547,782)

Balances at December 31, 2003	—	—	50,614,578	$50,615	8,640,742	(8,271,799)	51,682	(525,000)	(53,760)

See accompanying notes to consolidated financial statements.

BBJ ENVIRONMENTAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2003 and 2002

	2003	2002
Cash flows from operating activities:
Net loss	$(2,547,782)	(1,737,549)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	27,434	36,332
Provision of uncollectible accounts	19,345	16,637
Compensation due to grant of common stock	115,500	240,000
Changes in current assets and liabilities:
Accounts receivable	(66,622)	(20,960)
Inventory	(30,584)	(12,679)
Accounts payable and accrued expenses	185,931	211,882

Net cash used in operating activities	(2,296,778)	(1,266,337)

Cash flows from investing activities:
Purchase of property and equipment	(91,130)	(9,661)
Security deposits	(27,406)	(183)

Net cash used in investing activities	(118,536)	(9,844)

Cash flows from financing activities:
Proceeds from bank notes and other loans	—	115,163
Principal payments on bank notes and capital leases	—	(130,423)
Net proceeds from issuance of common stock	1,772,597	1,918,900
Proceeds from stock subscription	51,682	—

Net cash provided by financing activities	1,824,279	1,903,640

Net increase (decrease) in cash	(591,035)	627,459
Cash, beginning of year	651,315	23,856

Cash, end of year	$60,280	651,315

Supplemental disclosures of cash flow information:
Interest paid	$3,094	7,737

Supplemental disclosures of non-cash financing activities:
Conversion of convertible preferred stock into 2,928,000 shares of common stock	$—	366,000

Issuance of 70,000 shares of common stock for legal services	$—	14,000

Issuance of 1,400,000 shares of common stock for stock subscriptions receivable	$—	525,000

See accompanying notes to consolidated financial statements.

BBJ ENVIRONMENTAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003 and 2002

(1)    Organization and Business

BBJ Environmental Technologies, Inc. (the “Company”), formerly known as Omega Development, Inc., was a development stage enterprise formed under the laws of the State of Nevada to evaluate, structure and complete a business combination. The Company had no business operations and no intention of engaging in active business prior to a business combination with another enterprise. During 2000, in connection with the Company’s Recapitalization (see Note 6(a)), the Company’s name was changed to BBJ Environmental Technologies, Inc.

The Company is operating through its subsidiary, BBJ Environmental Solutions. BBJ Environmental Solutions develops, manufactures, and markets products and devices that control contamination and air pollution in heating, ventilation, air-conditioning, and refrigeration systems (“HVAC/R”) in homes, offices, health care facilities, schools, food processing plants, and public buildings. BBJ Environmental Solutions was founded upon the premise that these issues can be addressed by the development of products that not only are effective against indoor air quality contaminants, but also do not have dangerous side effects to users, building occupants, equipment, or the environment.

BBJ Environmental Solutions’ activities to date have been related to market positioning of its products, registering certain products with the appropriate federal and state regulatory agencies, forming distribution networks for its products, and obtaining financing for operations and marketing.

(2)    Summary of Significant Accounting Policies

(a)    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of BBJ Environmental Technologies, Inc. and its wholly owned subsidiary BBJ Environmental Solutions, Inc. The operations of BBJ Environmental Solutions, Inc. also include the Hong Kong operations of its wholly owned subsidiary BBJ Environmental Solutions Ltd. In consolidation, all significant intercompany accounts and transactions have been eliminated.

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

(d)    Income Taxes

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are

BBJ ENVIRONMENTAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect of a change in tax rates on deferred tax assets or liabilities is recognized in income in the period that included the enactment.

(e)    Research and Development Expenses

Research and development costs are expensed as incurred.

(f)    Revenue Recognition

Revenue from sales of products is recorded when the related product is shipped. Sales returns and provision for doubtful accounts are netted against gross sales.

(g)    Allowance of Doubtful Accounts

It is the policy of management to review the outstanding accounts receivable at year end, as well as the bad debt write-offs experienced in the past, and establish an allowance for doubtful accounts for uncollectible amounts. As of December 31, 2003 and 2002, the allowance for doubtful accounts was approximately $19,000 and $13,000, respectively.

(h)    Security Deposits

Security deposits are held by vendors to ensure the Company’s faithful performance of obligations for building lease, utilities and payroll.

(i)    Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from those estimates.

(j)    Stock Options

The Company measures compensation expense under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and no compensation expense has been reported for its fixed stock option plan.

In December 2002, the Company adopted FASB Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Statement No. 148 amends Statement No. 123, “Accounting for Stock-Based Compensation,” and provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Statement No. 148 also amends the disclosure requirements of Statement No. 123 to require more prominent and frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of Statement No. 148 are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. See Note 6 (d) for disclosure under Statement No. 148.

BBJ ENVIRONMENTAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(k)    Concentration of Credit Risk

Cash balances are maintained in financial institutions. Occasionally, deposits exceed amounts insured by the Federal Deposit Insurance Corporation. The Company’s customers are located primarily in the United States of America. Approximately 50% of the Company’s sales were generated from 16 customers in 2003 and five customers in 2002. No customers in 2003 and two customers in 2002 accounted for more than 10% of the Company’s sales.

(l)    Net Loss Per Share

Net loss per common share is computed in accordance with Financial Accounting Standards Board Statement No. 128, “Earnings Per Share”, which requires companies to present basic earnings per share and diluted earnings per share. The basic net loss per share of common stock is computed by dividing net loss applicable to common stock by the weighted average number of shares of common stock outstanding. The diluted net loss per common share is computed by dividing net loss by the weighted average common shares outstanding excluding common stock equivalents, as they would be anti-dilutive.

(m)    Reclassifications

Certain amounts in the 2002 financial statements have been reclassified to conform to their 2003 presentation.

(3)    Property and Equipment

Property and equipment consists of the following:

	2003	2002
Furniture and fixtures	$39,987	32,945
Office equipment	193,057	109,915
Manufacturing equipment	107,599	107,299
Leasehold improvements	17,918	17,272

	358,561	267,431

Less accumulated depreciation and amortization	(235,337)	(207,903)

	$123,224	59,528

(4)    Commitments and Contingencies

(a)    Leases

In October 2002, the Company extended the operating lease of its 6,964 square foot operating facility that expired on December 31, 2002 for an additional three-year period from January 1, 2003 through December 31, 2005. Total rent expense for the years ended December 31, 2003 and 2002 was approximately $73,000 and $75,000, respectively. Future minimum lease payments under this operating lease are approximately as follows:

2004	$52,000
2005	54,000

BBJ ENVIRONMENTAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(b)    Potential Legal Claims

The Company recognizes that claims may arise during the normal course of business, however, currently the Company’s management and legal counsel are unaware of any pending, threatened or unasserted claims made against the Company.

(5)    Income Taxes

The Company had no income tax expense in 2003 and 2002 due to its operating losses. The Company has net operating loss carryforwards of approximately $6.0 million for tax reporting purposes at December 31, 2003. Such loss carryforwards, subject to certain limitations, expire through 2018. To the extent that the Company has taxable net income, the loss carryforwards will be used to offset the taxable income. In addition, the Company had net operating loss (NOL’s) carryforwards related to its acquisition and recapitalization (Note 1). These NOL’s are significantly limited under IRC 382.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of December 31 are as follows:

	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$2,300,000	1,400,000

Total deferred tax assets	2,300,000	1,400,000
Valuation allowance for deferred tax assets	(2,300,000)	(1,400,000)

Net deferred tax assets	$—	—

(6)    Stockholders’ Equity

(a)    Recapitalization

In June 2000, the Company acquired all the issued and outstanding shares of capital stock of BBJ Environmental Solutions in a recapitalization transaction accounted for similar to a reverse acquisition. The Company was formerly a non-operating public shell corporation with no significant assets and was treated as the “acquired” company in the transaction, but remains the surviving legal entity. Accordingly, the transaction was treated as an issuance of stock by BBJ Environmental Solutions for the net monetary assets of the Company, accompanied by a recapitalization. Since this transaction is in substance a recapitalization of BBJ Environmental Solutions and not a business combination, a valuation was not performed and no goodwill was recorded.

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

BBJ ENVIRONMENTAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

(c)    Common Stock

In 2003, the Company received approximately $1.7 million in cash through Regulation S offerings to 29 overseas investors through the sale of an aggregate of approximately 8.8 million restricted shares of common stock at purchase prices of $0.11 to $0.25 per share along with warrants to purchase approximately 2.1 million additional shares of common stock exercisable at a price per share of $0.25 to $0.30. Each of the warrants expire in 2005. The Company also received $135,000 in cash through Regulation D private offerings to two U.S. investors through the sale of an aggregate of 540,000 restricted shares of common stock at a purchase price of $0.25 per share along with warrants to purchase up to 180,000 additional shares of common stock exercisable at a price per share of $0.25. Each of these warrants also expire in 2005.

From August through December 2002, the Company sold through subscription agreements approximately 11.7 million restricted shares of its common stock at a purchase price ranging from $0.11 to $0.14 per share to group of overseas accredited investors for the total amount of $1,332,400.

(d)    Stock Options and Warrants

At December 31, 2003, the Company has one stock-based employee compensation plan, which is described more fully below. The Company accounted for this plan under the recognition and measurement principles of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based compensation cost is reflected in net income, as all options granted under this plan had an exercise price at least equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the stock option plan been determined based on the fair value at the grant dates consistent with recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” the effect on net loss and earnings per share on a pro forma basis would have been immaterial.

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

On November 16, 2000, the board of directors adopted the 2000 Employee Benefit and Consulting Services Compensation Plan, which was approved by the shareholders on May 15, 2001. Under the terms of this plan, as amended, 13 million shares of authorized but unissued shares of Company common stock are reserved for issuance. The plan provides for the grant of incentive stock options to attract, retain, and reward officers, employees, directors, and consultants of the Company and its subsidiary. The options granted are at an option price at least equal to the fair market value of the Company’s common stock on the date the option is granted. Options granted under the plan are exercisable for a term no longer than ten years, are not transferable, and will terminate within a period of time following termination of employment with the Company or its subsidiaries.

BBJ ENVIRONMENTAL TECHNOLOGIES, INC.

AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Changes in stock options and warrants are as follows:

	2003		2002
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Beginning balance	6,482,478	$0.96	7,313,488	$1.03
Granted	4,175,772	0.21	1,936,240	0.35
Exercised	—	—	(1,400,000)	0.38
Canceled	(228,750)	0.21	(1,367,250)	1.07

Ending balance	10,429,500	$0.67	6,482,478	$0.96

Exercisable	9,269,984	$0.72	6,247,228	$0.95

Weighted average fair value of options and warrants granted during the year		$0.21		$0.35

The following table summarizes information about stock options and warrants outstanding at December 31, 2003:

Exercise Price	Number Outstanding 12/31/03	Weighted Average Remaining Contractual Life in Years	Number Exercisable 12/31/03
$ 2.00	50,000	2.4	20,000
1.25	3,039,000	2.0	2,933,250
1.17	1,019,488	2.4	1,019,488
1.00	440,000	2.4	440,000
0.50	620,000	3.5	620,000
0.30	1,262,080	0.9	1,262,080
0.25	2,053,332	1.8	2,053,332
0.16	1,500,000	4.1	914,584
0.13	15,000	2.0	7,250
0.11	430,600	4.9	—

$0.11 - $2.00	10,429,500	2.4	9,269,984

(7)    Going Concern

As indicated in the accompanying consolidated financial statements, the Company has sustained losses of approximately $2.5 million in 2003 and has an accumulated deficit of approximately $8.3 million as of December 31, 2003. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. Management intends to cure these issues through the full implementation of its sales and marketing strategy to create product demand through HVAC/R, duct cleaning and mold remediation distribution channels and seek alternative sources of financing.

Management believes the Company can improve its cash flow position in 2004, but recognizes that the Company must secure alternative sources of financing to continue operations. Due to positive developments centered on the Company’s improved domestic and international sales prospects, a group of overseas accredited investors have committed to continue providing additional financing to the Company. This group of investors has previously provided financing to the Company in the aggregate amount of approximately $5.6 million since November 2000.