Form 10KSB/A
period 2003-12-31
BBJ ENVIRONMENTAL TECHNOLOGIES INC
filed 2004-05-14
CIK 839439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Amendment No. 1)

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

Documents Incorporated By Reference: None

EXPLANATORY NOTE

This amendment No. 1 on Form 10-KSB/A to the Annual Report on Form 10-KSB (the “Annual Report”) of BBJ Environmental Technologies, Inc. filed on April 14, 2004 with the Securities and Exchange Commission is filed solely for the purposes of including the information in Part III to the Annual Report. We originally intended to incorporate our Part III information by reference from our definitive Information Statement pursuant to Regulation 14A of the Securities and Exchange Act of 1934 (the “Exchange Act”). The Officer of the Registrant principally responsible for the preparation of the Form 10-KSB and the Information Statement resigned, effective 4/15/04, leaving the Information Statement unfinished. Consequently, we’re unable to file a definitive Information Statement within 120 days of December 31, 2003 as required by Regulation 14A of the Exchange Act. In addition, pursuant to Rule 13a-14(a) of the Exchange Act, we are including with this Amendment No. 1 certain currently dated certifications.

The undersigned registrant hereby amends entirely Part III of its Annual Report for the fiscal year ended December 31, 2003 on Form 10-KSB as set forth in the pages attached hereto (except that Item 13 of this Amendment No. 1 only lists those exhibits that are attached to this Amendment No.1).

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

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Section 16(a) Beneficial Ownership Reporting Compliance.

The executive officers and directors of the Company, their ages, and positions with the Company are set forth below:

Name	Age	Positions with the Company
Robert G. Baker	65	Executive Chairman
Jean Caillet	57	President and Chief Executive Officer
James E. Buell	48	Senior Vice President, Operations
Olivier d’Auriol	57	Director
Christopher B. Lehman	37	Vice President, Sales

Officers are elected annually by the Board of Directors to hold office until the earlier of their resignation, removal, or death. Set forth below is a description of the business experience during the past five years or more and other biographical information for the executive officers and directors.

Robert G. Baker, has been a director of the Company since May 2000 and has served as its Executive Chairman since January 2003. From May 2000 to January 2003, Mr. Baker also served as the Chief Executive Officer of the Company. Mr. Baker, a founder of BBJ Environmental Solutions, has served as Chief Executive and Chairman of the Board of Directors of BBJ Environmental Solutions since 1993. Mr. Baker is involved in developing the strategies, overall corporate policies, and management development and is responsible for regulatory and technical issues and the future expansion of the Company and its subsidiaries. From 1991 to 1994, he was the Vice President of Operations for Veridien Corporation, a public company, responsible for manufacturing, research and development, and regulatory affairs. From 1985 to 1990, Mr. Baker was Vice President, Administrative Services, University of Texas M.D. Anderson Cancer Center in the Texas Medical Center in Houston. In this position, he was responsible for the design, construction, maintenance, and operations of the facilities, safety and security, and compliance with safety, health, and hazardous materials regulations. Much of his earlier career involved work as a Senior Manager with Gulf Oil Corporation. Mr. Baker has post-graduate training from Harvard University, the University of Pennsylvania, and Wichita State University and a BS from Oklahoma State University. He is a member of American Society of Heating, Refrigeration, and Air-Conditioning Engineers where he sits on various committees and the Consumer Specialty Products Association-Regulatory Affairs Committee, the Small Business Council, the Indoor Air Quality Special Committee (which Mr. Baker chairs), and the Antimicrobials Council. He is on the Board of Directors of the Florida Public Health Foundation and the Indoor Air Quality Association, for which he also serves as Vice President.

III-1

James E. Buell has been the Senior Vice President of Operations for the Company since January 2004. From 1995 to 2003, Mr. Buell was employed by JohnsonDiversey (formerly Johnson Wax Professional). While at JohnsonDiversey, he served as Director of Sales Strategy and Planning between 2001 and 2003, Managing Director of its Customer Business Solutions division between 1991 and 2001, Director of Sales and Distribution between 1997 and 1999, and Division Sales Director between 1995 and 1997. Mr. Buell also has held sales and marketing positions with The Clorox Company and Proter & Gamble. He has a Bachelors of Business Administration degree from the University of Kentucky and completed the Kellogg Management Institute at Northwestern University’s Kellogg Graduate School of Management.

Christopher B. Lehman has been the Vice President of Sales for the Company since January 2004. From 1991 to 2003 he was employed by JohnsonDiversey, a division of S.C. Johnson Wax. While at JohnsonDiversey, he served as Director of Sales for the mid-Atlantic region between November 1999 and 2003, as National Sales Executive between July 1996 and November 1999, as Director of Sector Marketing between July 1995 and July 1996, and as Regional Manager between April 1991 and June 1995. Mr. Lehmann graduated in 1989 from Towson University in Baltimore, Maryland and undertook post-graduate work at John Hopkins University in their MBA Program from 1997 to 1999.

Jean Caillet has been a director of the Company since November 2000. Mr. Caillet, who resides in Switzerland, is currently an Executive Vice President of Dermo Corp. and from 1993 to 2003 he served in various senior positions in the fields of commodities and banking. From 1985 to 1993, Mr. Caillet founded and managed in Switzerland and France for Banque Paribas a department that specialized worldwide in barter and financial engineering. From 1981 to 1985 he was a Senior Vice President with Finagrain (group Continental Grain) in Geneva. He has started his working career in Paris in 1973 at Imetal (group Rothschild), which he left in 1981 as Senior Vice President Marketing and Commercial to move to Geneva where he currently resides.

Olivier d’Auriol has been a director of the Company since November 2000. Mr. d’Auriol, a Swiss born citizen, is founder, Chairman, and Chief Executive Officer of Olivier d’Auriol Asset Management SA, a Swiss Family Office Company he created in 1998. Mr. d’Auriol has served in a number of senior operation and management positions in international banks. From 1992 to 1997 he served as Executive Vice President, and President of the Management Committee of Banque Privee Edmond de Rothschild S.A., Luxembourg. Prior to that, he served as Executive Vice President and member of the Management Committee of Swiss Bank Corp in Geneva. He started his career at Paribas where he held successive management responsibility between 1972 and 1987. Mr. d’Auriol holds a Baccalaureate in Mathematics and studied three years as an engineer in Physics at Ecole Polytechnique Federale in Lausanne, Switzerland. He is a member of the Swiss Financial Analyst Society and Swiss Asset Management Association and sits on the board of LightWave Systems, Santa Barbara, California, Dermo Corp., Bermuda, and the European Secondary Fund, Paris.

Audit Committee

At present, the three members of our board of directors also comprise our audit committee. Since our shares trade on the OTC Bulletin Board (and not on a national exchange like NASDAQ and the New York Stock Exchange), the members of our audit committee are not required to be independent. Action taken by our audit committee is required to be taken by unanimous vote. Our audit committee is responsible for reviewing the adequacy of our system of internal accounting controls; reviewing the results of the independent accountants’ annual audit, including significant adjustments, management judgments and estimates, new accounting policies and disagreements with management; reviewing our audited financial statements and discussing the statements with management; reviewing the audit reports submitted by the independent accountants; reviewing disclosures by independent accountants concerning relationships with our company and performance of our independent accounts and annually recommending independent accountants; adopting and annually assessing our charter; and preparing such reports or statements as may be required by securities laws. Our board of directors has determined that none of the members of our committee is an “audit committee financial expert,” as defined by the rules and regulations of the Securities and Exchange Commission. This is because BBJ Environmental Solutions, Inc. is a

III-2

small, start-up company without the financial resources to attract and fairly compensate directors possessing those skill sets. It is the intent of the current board of directors that in the future, with growth, there will be such a “financial expert” on the audit committee.

“Section 16(a) Beneficial Ownership Compliance”

Section 16(a) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), requires all executive officers, directors, and persons who are the beneficial owner of more than 10% of the common stock of the Company to file reports of ownership with the Securities and Exchange Commission (the “SEC”) indicating their ownership of the Company’s equity securities and to report any changes in that ownership. Specific due dates for these reports have been established, and the Company is required to report any failure to comply therewith during the fiscal year ended December 31, 2003. The Company believes that all of these filing requirements were satisfied by its executive officers, directors, and by the beneficial owners of more than 10% of the common stock. In making this statement, the Company has relied on copies of the reporting forms received by it or on the written representations from certain reporting persons that no Forms 5 (Annual Statement of Changes in Beneficial Ownership) were required to be filed under applicable rules of the SEC.

Code of Ethics

BBJ Environmental Solutions was founded on deeply felt principals. Principals of faith, integrity, entrepreneurship and stewardship. We (the principal executive, financial and accounting officers and management, or persons performing similar functions) consciously work to retain this founding spirit and, having been adopted by the board of directors, aspire to the values listed below as our code of ethics to guide how we treat our customers, our employees, our shareholders, and our community.

Integrity

•	What—Never bend or wink at the truth. Live within the letter and spirit of the law and seek to avoid any appearance of unethical or improper behavior.

•	Why—Key to having trust of customers and trust of each other that will allow BBJ to move quickly.

Customer Value

•	What—Place the value we can create for the customer at the center of all decisions. We hold a passion for delivering solutions that exceed customer expectations.

•	Why—Recognition that we survive and thrive based on our ability to serve customers better than our competition.

Pro-Activity

•	What—Each individual has the power, and the responsibility, to take action and select choices to make our enterprise even better.

•	Why—With limited resources, we look to each individual to find even better ways to serve our customers and each other.

Accountability

•	What—Individuals are consistently held accountable for delivering results (not activity).

•	Why—Our lean organization requires every individual to do their share.

Disciplined Thought/Disciplined Action

•	What—Rigorous thought combined with precise implementation. We recognize that we must “measure twice and cut once”.

III-3

•	Why—Our ability to truly delight customers can only be achieved by doing things once, and doing things right. Time spent correcting errors is a lost opportunity to please a customer.

Stewardship

•	What—Taking care to deliver improvements to employees, shareholders, and the environment.

•	Why—We recognize that we are dependent on others for success.

Item 10. Executive Compensation.

The following summary compensation table sets forth the cash and non-cash compensation paid to or accrued for the past three fiscal years for the Company’s Chief Executive Officer and the other officers whose annual salary and bonuses equals or exceeds $100,000 (the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

				Long Term Compensation Awards(1)
	Fiscal Year	Annual Compensation		Securities Underlying Options(#)		All Other Compensation
Name and Principal Occupation		Salary	Bonus
Robert G. Baker	2003	$120,000	$0	0		$0
Chief Executive Officer	2002	$74,000	$0	80,000		$10,225	(2)
	2001	$74,000	$0	978,758	(3)	$3,750	(2)

James E. Buell	2003	$165,000	$10,000	250,000		$0
Senior Vice President, Operations

Christopher B. Lehmann	2003	$140,000	$34,000	150,000		$0
Vice President, Sales

(1)	The Company does not have a long-term compensation program that includes long-term incentive payments. However, the Company’s stock option plans provide participants with performance-based compensation in the form of incentive stock options.
(2)	These amounts were paid in connection with a life insurance policy under which Mr. Baker and his wife are the beneficiaries.
(3)	Represents shares issuable upon exercise of options issued as replacement options pursuant to the Acquisition Reorganization (defined below) in exchange for options to acquire common stock of BBJ Environmental Solutions. Does not include 3,219,890 shares of common stock of the Company received in connection with the reorganization pursuant to which we acquired BBJ Environmental Solutions in 2001 (the “Acquisition Reorganization”).

III-4

Stock Option Grants

As of December 31, 2003, the Company did not have any long-term incentive plans nor had it awarded any restricted shares. The table set forth below contains information with respect to the award of stock options during the fiscal year ended December 31, 2003 to the Named Executive Officers covered by the Summary Compensation Table.

OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants				Potential realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(4)
	Number of Securities Underlying Options Granted(1)(2)	% of Total Options Granted to Employees in 2003 Fiscal Year(3)	Exercise Price or Base Price	Expiration Date
Name					5%($)	10%($)
Robert G. Baker	500,000	25.9%	$0.16	1/27/08	$116,038	$256,414
James E. Buell	250,000	12.9%	$0.11	1/13/09	$61,473	$135,838
Christopher B. Lehmann	150,000	7.8%	$0.11	1/17/09	$36,884	$81,503

(1)	These options represent compensation received solely in connection with the Named Executive Officer’s service as an employee of the Company and were granted under the 2000 Employee Benefit and Consulting Services Compensation Plan (the “Stock Option Plan”).
(2)	Mr Baker’s options were granted on January 27, 2003 and both Mr. Buell’s and Mr. Lehmann’s options were granted on May 16, 2003.
(3)	During the fiscal year ended December 31, 2003, employees of the Company were granted an aggregate of 1,930,600 options under the Stock Option Plan.
(4)	The potential realizable value of each grant of our options assumes that the market price of our common stock appreciates in value from the date of grant to the end of the option term at annualized rates of 5% and 10%, respectively, after subtracting the exercise price from the potential realizable value. This is a theoretical value for the options developed solely for the purpose of comparison disclosures as required by applicable SEC rules and regulations, and does not reflect the Company’s views of the appropriate value or methodology for financial reporting purposes, or the future price of the common stock. The actual value of the options will depend on the market value of the common stock on the date the options are exercised.

III-5

Aggregated Options Exercised in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth, for each of the Named Executive Officer in the Summary Compensation Table above, the number of shares of common stock acquired pursuant to the exercise of stock options during fiscal 2003, the number of the stock options held at December 31, 2003, and the realizable gain of the stock options that are “in-the-money.” The in-the-money stock options are those with exercise prices that are below the year-end stock price because the stock value grew since the date of the grant.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTIONS VALUES

	Shares Acquired on Exercised(#)	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End(1)(2)
Name			Exercisable (#)	Unexercisable (#)	Exercisable ($)	Unexercisable ($)
Robert G. Baker	0	0	1,558,758	0	$0	$0
James E. Buell	0	0	250,000	0	$0	$0
Christopher B. Lehmann	0	0	150,000	0	$0	$0

(1)	Based upon the closing price of the common stock as quoted by Standard and Poor’s Comstock on December 31, 2003 of $0.08 per share.
(2)	Value represents fair market value at exercise minus exercise price.

Employment Agreements

Effective January 1, 2003, we entered into an employment contract to retain the services of Mr. Robert G. Baker to serve as the Company’s Executive Chairman through June 30, 2005. During the term of his employment contract, Mr. Baker will devote substantially all his business time to our affairs and will be paid a base salary of $160,000 per year and will be eligible for an annual cash bonus in an amount to be determined by the Board of Directors using whatever criteria it, in its sole discretion, determines to be appropriate. Effective January 27, 2003, Mr. Baker was granted options to purchase 500,000 shares of our common stock at an exercise price of $0.16 per share and with the following vesting schedule: (i) options to purchase 250,000 shares shall vest and become exercisable ratably on the first day of each month during the 24 months beginning on February 1, 2003; (ii) options to purchase 125,000 shares shall vest and become exercisable as of December 31, 2003 so long as Mr. Baker is employed by us on that date and we meet certain sales criteria for calendar 2004 as established by the Board of Directors on or before March 31, 2003; and (iii) options to purchase 125,000 shares shall vest and become exercisable as of December 31, 2004 so long as Mr. Baker is employed by us on that date and we meet certain sales criteria for calendar 2004 as established by the Board of Directors on or before March 31, 2004. We have agreed to maintain in full force and effect certain life insurance policies in the face amount of $500,000 and to pay the premiums for the life insurance policies during the term. At the end of the employment contract, we have agreed that Mr. Baker shall have the right to purchase the life insurance policies from us for their cash surrender value.

The employment contract provides that both Mr. Baker and the Company have the right to terminate his employment with us at anytime upon 30 days prior written notice to the other. If such termination is initiated by Mr. Baker, he has the right to receive any earned but unpaid base salary plus any expenses incurred but unreimbursed at the date of termination, which shall be paid in cash within 30 days of such termination date. If Mr. Baker is terminated by us without cause, he shall be entitled to receive his base salary through June 30, 2005, paid at regular payroll intervals, less all payroll taxes required to be withheld by law and, in the event Mr. Baker elects continuation of our group insurance benefits under Cobra, a monthly payment shall be paid to Mr. Baker equivalent to the difference between the amounts he paid for equivalent insurance coverage while employed by

III-6

us and the amount of the monthly charge for continued insurance benefits under Cobra, less all taxes required to be withheld by law, as long as Mr. Baker remains eligible for insurance continuation benefits under Cobra, or until June 30, 2005, whichever occurs first, subject to immediate termination of these rights in the event of Mr. Baker’s death. In the event Mr. Baker is disabled and is unable to perform his customary duties for a period of 90 consecutive days or for 90 days during any six-month period, we may terminate his employment contract. In the event of Mr. Baker’s death, his employment contract would be terminated and upon termination for disability or death, he would be entitled to same termination benefits that he would have received had he voluntarily terminated his employment.

We may terminate Mr. Baker’s employment contract for cause, by giving written notice of termination with no advance notice being required. Cause is defined to include fraud, embezzlement, a felony, a serious act of misconduct, dishonesty in connection with our business, misrepresentations to the Board of Directors or a breach of his duty of loyalty to us, or his failure or refusal to render services, where such services are reasonably directed by the Board of Directors, which is not cured within a period of 15 days after written notice and a material breach of the agreement, which is not cured within a period of 15 days. In the event this agreement is terminated by us for cause, Mr. Baker shall have the right within 10 days following notice of termination, to submit a letter to the Board of Directors explaining his position regarding the termination decision, and in the event such letter is received by the Board of Directors, the Board of Directors shall promptly meet and reconsider its decision, taking into account any arguments or facts set forth in his letter. Mr. Baker would have the right to attend this meeting together with counsel. For a two year period following the termination of Mr. Baker’s employment relationship with us, he has agreed not to engage, either directly or indirectly, in our business, or any similar business, within the United States and not to solicit any customer or prospective customer of us to do business with a legal and natural person other than us, or solicit any customer to cease doing business provided that nothing is intended to prohibit Mr. Baker from soliciting business from any of our customers or prospective customers where such business would not involve competition with us. During the same two year period, Mr. Baker may not solicit or attempt to persuade our employees to terminate their employment with us and accept other employment with a similar business within the United States.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a) The following table sets forth certain information regarding the beneficial ownership of the Company’s issued and outstanding common stock as of March 31, 2004, by: (i) each director of the Company, (ii) the Named Executive Officers covered by the Summary Compensation Table, (iii) all directors and executive officers of the Company as a group, and (iv) each person known to the Company to beneficially own more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all of the common stock owned by them.

	Current Beneficial Ownership
Name and Address of Beneficial Owner	Number of Shares(1)		Percent of Class(2)
Directors and Named Executive Officers

Robert G. Baker BBJ Environmental Solutions, Inc. 6802 Citicorp Blvd., Suite 500 Tampa, FL 33619	4,385,648	(3)	7.4%

III-7

	Current Beneficial Ownership
Name and Addressof Beneficial Owner	Number of Shares(1)		Percent of Class(2)

Jim Buell BBJ Environmental Solutions, Inc. 6802 Citicorp Blvd., Suite 500 Tampa, FL 33619	250,000		*

Chris Lehmann BBJ Environmental Solutions, Inc. 6802 Citicorp Blvd., Suite 500 Tampa, FL 33619	150,000		*

Olivier d’Auriol C-F Ramuz 111 1009 Pully, Switzerland	27,354,219	(4)	46.2%

Jean Caillet En Muraz 1169 Yens, Switzerland	2,180,000	(5)	3.7%

All directors and executive officers as a group (5 persons)	34,319,867	(6)	55.0%

Other Beneficial Holders

LaValliere Asset Management S.A. Suite 345 Barkly Wharf Le Caudan Waterfront P.O. Box 1070 Port-Louis, Mauricius	17,317,766	(7)	29.6%

Olivier d’Auriol Asset Management, S.A. C-F Ramuz 111 1009 Pully, Switzerland	8,921,813	(8)	15.3%

Union Bancair Privee 96-98 rue du Rhone CH-1204 Geneva Switzerland	9,754,933	(9)	16.7%

Banque Privee Edmond De Rothschild C-F Ramuz 111 1009 Pully, Switzerland	15,794,646	(10)	27.1%

Jerry V. Schinella BBJ Environmental Solutions, Inc. 6802 Citicorp Blvd., Suite 500 Tampa, FL 33619	4,035,648	(11)	6.9%

*	Less than 1%
(1)	In accordance with Rule 13d-3 promulgated pursuant to the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner of a security for purposes of the rule if he or she has or shares voting power or dispositive power with respect to such security or has the right to acquire such ownership within sixty days. As used herein, “voting power” is the power to vote or direct the voting of shares, and “dispositive power” is the power to dispose or direct the disposition of shares, irrespective of any economic interest therein.
(2)

In calculating the percentage ownership for a given individual or group, the number of shares of common stock outstanding includes unissued shares subject to options, warrants, rights or conversion privileges

III-8

exercisable within sixty days held by such individual or group, but are not deemed outstanding by any other person or group.
(3)	Includes 1,558,758 shares of common stock which may be acquired pursuant to currently exercisable options.
(4)	Includes 144,640 shares of common stock which may be acquired upon exercise of currently exercisable options. Olivier d’Auriol, his wife Lucie d’Auriol, and La Valliere S.A. also have shared investment power with respect to 26,239,579 shares of the Company’s common stock as follows: (a) 8,921,813 shares through Olivier d’Auriol Asset Management S.A. as asset manager of Banque Privee Edmond de Rothschild Luxembourg SA (8,501,813 shares including 531,813 shares issuable upon exercise of warrants), Credit Agricole Indosuez (150,000 shares), Dexia Banque International a’ Luxembourg (170,000 shares) and Credit Suisse Geneva (100,000 shares); and (b) 17,317,766 shares through La Valliere Asset Management S.A. as asset manager for Union Bancaire Privee (9,754,933 shares including 746,933 shares issuable upon exercise of warrants), Banque Privee Edmond de Rothschild Luxembourg S.A. (7,292,833 shares including 77,333 shares issuable upon exercise of warrants) and Dexia Banque Internationale a’ Luxembourg (270,000 shares).
(5)	Includes 1,120,000 shares of common stock which may be acquired pursuant to currently exercisable options.
(6)	Includes (a) 3,223,398 shares of common stock subject to options which may be acquired by such directors and executive officers as a group pursuant to currently exercisable options and warrants, and (b) 26,239,579 shares of common stock (including 1,356,079 shares issuable upon exercise of warrants) beneficially owned by Mr. d’Auriol through his shared investment power as an asset manager for Olivier d’Auriol Asset Management, S.A. and La Valliere Asset Management, S.A.
(7)	La Valliere Asset Management S.A. has investment power with respect to 17,317,766 shares of the Company’s common stock as asset manager for Union Bancaire Privee (9,754,933 shares, including 824,266 shares issuable upon exercise of warrants), Banque Privee Edmond de Rothschild Luxembourg S.A. (7,292,833 shares, including 77,333 shares issuable upon exercise of warrants) and Dexia Banque Internationale a’ Luxembourg (270,000 shares). The ownership information set forth herein is based on information provided by Oliver d’Auriol.
(8)	Olivier d’Auriol Asset Management S.A. has investment power with respect to 8,921,813 shares of the Company’s common stock as asset manager for Banque Privee Edmond de Rothschild Luxembourg S.A. (8,501,813 shares, including 531,813 shares issuable upon exercise of warrants), Credit Agricole Indosuez (150,000 shares), Dexia Banque Internationale a’ Luxembourg (170,000 shares) and Credit Suisse Geneva (100,000 shares). The ownership information set forth herein is based on information provided by Olivier d’Auriol.
(9)	Includes 746,933 shares of common stock which may be acquired pursuant to currently exercisable warrants. The ownership information set forth herein is based in its entirety on information provided by Olivier d’Auriol
(10)	Includes 609,146 shares of common stock which may be acquired pursuant to currently exercisable warrants. The Ownership information set for herein is based in its entirety on information provided by Olivier d’Auriol.
(11)	Includes 1,058,758 shares of common stock which may be acquired pursuant to currently exercisable options.

III-9

(b) The following table provided information about the Company’s Common Stock that may be issued upon the exercise of stock options under the Company’s equity compensation plan.

	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options (1)	Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
Equity Compensation Plan approved by Security holders	7,014,088	$0.87	5,985,912

(1)	Based upon 50,000 options exercisable at $2.00 per share, 3,039,000 options exercisable at $1.25 per share, 1,019,488 options exercisable at $1.17 per share, 440,000 options exercisable at $1.00 per share, 520,000 options exercisable at $0.50 per share, 1,500,000 options exercisable at $0.16 per share, 15,000 options exercisable at $0.13 per share, 430,600 options exercisable at $0.11 per share.

Our Stock Option Plan provides for a proportionate adjustment to the number of shares reserved for issuance in the event of any stock dividend, stock split, combination, recapitalization, or similar event.

Item 12. Certain Relationships and Related Transactions.

Between February and April 2002, we received $366,000 in cash through the private sale of series A convertible preferred stock from two overseas banks, namely, Banque Privee Edmond de Rothschild and Union Bancaire (formerly known as Discount Bank and Trust Company). Between May and August 2003, these investors converted their preferred stock into an aggregate of 2,928,000 shares of our common stock at a conversion price equal to an effective purchase price of $1.25 per share by receiving eight common shares for each series A preferred share that was converted.

On August 12, 2002, we received $226,800 in cash through a Regulation S offshore offering to an overseas bank and Olivier d’Auriol, a member of our Board of Directors. We sold an aggregate of 1,620,000 shares of our common stock to Schroder & Co. Banque SA (1,400,000 shares) and Olivier d’Auriol (220,000 shares) at a cash purchase price of $0.14 per share and issued warrants to purchase 181,440 shares of our common stock, exercisable at $0.30 per share until its expiration date of August 31, 2004.

On October 23, 2002, we received $517,000 in cash through a Regulation S offshore offering to Union Bancaire Privee, an overseas bank. We sold 4,700,000 shares of our common stock at a cash purchase price of $0.11 per share and issued Warrants to purchase 413,600 shares of our common stock, exercisable at $0.30 per share until its expiration date of October 31, 2004.

In December 2002, we received $594,000 in cash through a Regulation S offshore offering to Banque Privee Edmond de Rothschild, an overseas bank. We sold 5,400,000 shares of our common stock at a cash purchase price of $0.11 per share and issued Warrants to purchase 475,200 shares of our common stock, exercisable at $0.30 per share until its expiration date of October 31, 2004.

Effective January 1, 2003, we entered into a 15-month consulting agreement, expiring March 31, 2004, to retain the services of Jean Caillet, a director of our Company. The agreement contemplates that Mr. Caillet will report directly to our Board of Directors and shall provide consulting services regarding strategic matters in our operations. In full consideration of his services, we awarded Mr. Caillet 300,000 shares of our common stock on January 27, 2003 and agree to award Mr. Caillet 100,000 shares of our common stock on each of October 1, 2003 and January 1, 2004 and granted Mr. Caillet on January 27, 2003, an option to purchase 1,000,000 shares of our common stock at an exercise price of $0.16 per share. The agreement permits Mr. Caillet between the date of grant and June 30, 2003 to exercise a maximum of 60% of the option, increasing to 80% between July 1, 2003 and December 31, 2003 and increasing to 100% commencing on January 1, 2004. The agreement permits

III-10

Mr. Caillet to terminate the agreement by written notice to us in the event of a material breach of the agreement by us that is not cured within a period of 15 days after written notice by Mr. Caillet to us of the alleged breach. We may terminate the consulting contract for cause by giving Mr. Caillet written notice of termination and no advance notice of termination is required, when termination is for cause. Cause is defined to include fraud, embezzlement, a felony, a serious act of misconduct, dishonesty in connection with our business, misrepresentations to the Board of Directors or a breach of his duty of loyalty to us, or his failure or refusal to render services, where such services are reasonably directed by the Board of Directors, which is not cured within a period of 15 days after written notice and a material breach of the agreement, which is not cured within a period of 15 days. In the event this agreement is terminated by us for cause, Mr. Caillet shall have the right within 10 days following notice of termination, to submit a letter to the Board of Directors explaining his position regarding the termination decision, and in the event such letter is received by the Board of Directors, the Board of Directors shall promptly meet and reconsider its decision, taking into account any arguments or facts set forth in his letter. Mr. Caillet would have the right to attend this meeting together with counsel. For a two year period following the termination of Mr. Caillet’s consulting relationship with us, he has agreed not to engage, either directly or indirectly, in our business, or any similar business, within the United States and not to solicit any customer or prospective customer of us to do business with a legal and natural person other than us, or solicit any customer to cease doing business provided that nothing is intended to prohibit Mr. Caillet from soliciting business from any of our customers or prospective customers where such business would not involve competition with us. During the same two-year period, Mr. Caillet may not solicit or attempt to persuade our employees to terminate their employment with us and accept other employment with a similar business within the United States.

In May 2003, we agreed to sell through a Regulation S offshore offering approximately 1 million shares of our common stock at a cash purchase price of $0.11 per share, or $110,000 in gross aggregate proceeds, and to issue warrants to purchase up to an additional 88,000 shares of our common stock. Of this amount, we received $34,100 from Banque Privee Edmond de Rothschild, an overseas bank, whose investment may be controlled by Olivier d’Auriol, a member of our board of directors, in exchange for 310,000 shares of our common stock and warrants to purchase up to an additional 27,280 shares of our common stock. All of the warrants are exercisable at $0.30 per share until their expiration date of April 30, 2005.

In August 2003, we received $100,100 in cash through a Regulation S offshore offering to Banque Privee Edmond de Rothschild, an overseas bank, whose investment may be controlled by Olivier d’Auriol, a member of our board of directors. We sold 910,000 shares of our common stock at a cash purchase price of $0.11 per share and issued Warrants to purchase 233,333 shares of our common stock, exercisable at $0.25 per share until its expiration date of July 31, 2005.

In January 2004, we received $80,000 in cash through a Regulation S offshore offering to Banque Privee Edmond de Rothschild, an overseas bank, whose investment may be controlled by Olivier d’Auriol, a member of our board of directors. We sold 320,000 shares of our common stock at a cash purchase price of $0.25 per share and issued Warrants to purchase 106,667 shares of our common stock, exercisable at $0.25 per share until its expiration date of January 31, 2006.

In February 2004, we received $500,005 in cash through a Regulation S offshore offering to Banque Privee Edmond de Rothschild, an overseas bank, whose investment may be controlled by Olivier d’Auriol, a member of our board of directors. We sold 4,545,500 shares of our common stock at a cash purchase price of $0.11 per share with no Warrants.

In March 2004, we received $198,000 in cash through a Regulation S offshore offering to Banque Privee Edmond de Rothschild, an overseas bank, whose investment may be controlled by Olivier d’Auriol, a member of our board of directors. We sold 1,800,000 shares of our common stock at a cash purchase price of $0.11 per share with no Warrants.

III-11

Except as described in this document, outside of normal customer relationships none of the directors or officers of the Company, and no shareholder holding over 5% of the Company’s common stock and no corporations or firms with which such persons or entities are associated, currently maintains or has maintained since the beginning of the last fiscal year, any significant business or personal relationship with the Company, other than such as arises by virtue of such position or ownership interest in the Company.

Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(3) Exhibits

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

III-12

SIGNATURES

Pursuant to the requirements Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of May 2004.

BBJ ENVIRONMENTAL TECHNOLOGIES, INC.

By:	/s/ JEAN CAILLET

Jean Caillet, Chief Executive Officer

/s/ ROBERT BAKER

Robert Baker, Interim Principal Financial Officer

In accordance with the requirements of the Securities Act of 1933, as amended, this Registration Statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ ROBERT G. BAKER Robert G. Baker	Chairman of the Board	May 14, 2004

/s/ OLIVIER D’AURIOL Olivier d’Auriol	Director	May 14, 2004

/s/ JEAN CAILLET Jean Caillet	Director	May 14, 2004

III-13