Form 10QSB
period 2004-03-31
BBJ ENVIRONMENTAL TECHNOLOGIES INC
filed 2004-05-21
CIK 839439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of May 19, 2004, there were 57,560,078 shares of the issuer’s common stock, $0.001 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

BBJ ENVIRONMENTAL TECHNOLOGIES, INC.

BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

	(Unaudited)
	Mar. 31, 2004	Dec. 31, 2003
ASSETS

Current assets:
Cash	$230	$60
Accounts receivable, net	177	132
Inventory	132	91
Loans	24	—

Total current assets	563	283

Property and equipment, net	180	124
Security deposits	29	42

	$772	$449

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$675	$503
Bridge loan from officer, director or shareholder	112	—

Total current liabilities	787	503

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 57,560,078 and 50,614,578 shares issued and outstanding, respectively	58	51
Additional paid-in capital	9,465	8,640
Accumulated deficit	(9,065)	(8,272)
Stock Subscriptions	52	52
Stock subscriptions receivable	(525)	(525)

Net stockholders’ equity	(15)	(54)

	$772	$449

See accompanying notes, which are an integral part of these consolidated condensed financial statements.

BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except shares and per share amount)

	Three Months Ended March 31,
	2004	2003
Sales, net	$212	$270

Cost of sales	63	90

Gross margin	149	180

Operating Expenses:
Sales and marketing	459	314
General and administrative	419	296
Research and development	63	32

Total operating expenses	941	642

Net loss	$(792)	$(462)

Net loss per share	$(0.01)	$(0.01)

Weighted average shares outstanding	53,691,000	40,625,000

See accompanying notes, which are an integral part of these consolidated condensed financial statements.

BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(792)	$(462)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11	6
Allowance for doubtful accounts	—	5
Compensation due to grant of stock options	1	48
Changes in current assets and liabilities:
Accounts receivable	(45)	(128)
Inventory	(41)	2
Accounts payable and accrued expenses	171	(25)

Net cash used in operating activities	(695)	(554)

Cash flows from investing activities:
Purchase of property and equipment	(67)	(8)
Security deposits	13	—

Net cash used in investing activities	(54)	(8)

Cash flows from financing activities:
Loan of capital	(24)
Proceeds from bridge loans	112	—
Net proceeds from issuance of preferred and common stock	831	22

Net cash provided by financing activities	919	22

See accompanying notes, which are an integral part of these consolidated condensed financial statements.

(continued)

BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued (Unaudited)

(in thousands)

	Three Months Ended Mar. 31,
	2004	2003
Net increase (decrease) in cash	170	(540)

Cash, beginning of period	60	651

Cash, end of period	$230	$111

Supplemental disclosures of cash flow information:
Interest paid	$2	$—

Supplemental disclosures of non-cash financing activities:
Issuance of 100,000 and 300,000 shares of common stock for consulting services, respectively	$8	$48

See accompanying notes, which are an integral part of these consolidated condensed financial statements.

BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(all amounts in thousands, except shares, options and price per share)

March 31, 2004

(Unaudited)

NOTE A – Basis of Presentation

The accompanying unaudited consolidated financial statements at March 31, 2004 include the accounts of BBJ Environmental Technologies, Inc. (the “Company”), its subsidiaries, BBJ Environmental Solutions, Inc. (acquired in June 2000) and those of BBJ Environmental Solutions Ltd. (established in October 2003), a wholly owned subsidiary of BBJ Environmental Solutions; and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of March 31, 2004 and results of operations for the three months ended March 31, 2004 and 2003. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. For further information and a current discussion of the Company’s financial condition as of December 31, 2003, references should be made to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003, as amended. The consolidated companies are collectively referred to herein as “BBJ” or the “Company”. All significant inter-company accounts and transactions have been eliminated. Such reclassifications had no effect on reported net loss.

NOTE B – Organization and Description of Business

BBJ Environmental Technologies, Inc., formerly known as Omega Development, Inc., was a development stage enterprise formed under the laws of the State of Nevada to evaluate, structure and complete a business combination in the form of a merger with, or acquisition of, prospects consisting of private companies, partnerships or sole proprietorships. In June 2000, the Company acquired 100% of the outstanding common stock of BBJ Environmental Solutions, Inc., a Florida corporation organized in 1993 (“BBJ Environmental Solutions”). In October 2003, we formed BBJ Environmental Solutions Ltd., a wholly owned subsidiary of BBJ Environmental Solutions, to establish an Asian sales distribution company in Hong Kong. As a result, BBJ Environmental Technologies is a holding company for BBJ Environmental Solutions, its primary operating subsidiary.

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

NOTE C – Computation of Net Loss Per Common Share

Loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the quarter.

NOTE D – Issuance of Common Stock

Since December 31, 2003, we completed the following private financings:

On January 7, 2004, we secured equity funding through a Regulation S sale of restricted securities to offshore investors. We issued 320,000 shares of additional common stock at $0.25 per share and received gross proceeds of $80. Warrants to purchase an additional 106,667 shares of our Common Stock, exercisable at $0.25 per share until its expiration date of January 31, 2006 were issued in conjunction with the Common Stock.

On January 16, 2004, we secured equity funding through a Regulation S sale of restricted securities to offshore investors. We issued 120,000 shares of additional common stock at $0.25 per share and received gross proceeds of $30. Warrants to purchase an additional 40,000 shares of our Common Stock, exercisable at $0.25 per share until its expiration date of January 31, 2006 were issued in conjunction with the Common Stock.

On February 11, 2004, we secured equity funding through a Regulation S sale of restricted securities to an overseas bank whose investments are controlled by Olivier d’Auriol, one of our directors. We issued 4,545,500 shares of additional common stock at $0.11 per share and received gross proceeds of $500.

On February 19, 2004, we secured equity funding through a Regulation S sale of restricted securities to offshore investors. We issued 60,000 shares of additional common stock at $0.25 per share and received gross proceeds of $15. Warrants to purchase an additional 20,000 shares of our Common Stock, exercisable at $0.25 per share until its expiration date of February 28, 2006 were issued in conjunction with the Common Stock.

On March 30, 2004, we secured equity funding through a Regulation S sale of restricted securities to an overseas bank whose investments are controlled by Olivier d’Auriol, one of our directors. We issued 1,800,000 shares of additional common stock at $0.11 per share and received gross proceeds of $198.

Since December 31, 2003, we issued the following shares in exchange for services rendered to the company:

On January 1, 2004, we issued 100,000 shares of stock to our current Chief Executive Officer, Jean Caillet under the terms of a consulting agreement approved by our Board of Directors during January 2003.

NOTE E—Employee Stock Options

During the three months ended March 31, 2004, 103,500 options were granted to employees compared to 1,530,600 options granted to employees in the comparable 2003 period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We were incorporated in the State of Nevada on July 15, 1988 under the name Lewison Enterprises, Inc. On January 19, 1994, our name changed to Omega Development, Inc. and to BBJ Environmental Technologies, Inc. on June 1, 2000. Effective June 1, 2000, we acquired 100% of the then outstanding common stock and preferred stock of BBJ Environmental Solutions, Inc. In October 2003, we formed BBJ Environmental Solutions Ltd., a wholly owned subsidiary of BBJ Environmental Solutions, to establish an Asian sales distribution company in Hong Kong. As a result, BBJ Environmental Technologies is a holding company for BBJ Environmental Solutions, its primary operating subsidiary.

During the last quarter of 2003, the BBJ Board of Directors made a number of major decisions regarding the marketing and sales organization and strategies of the company in an effort to take advantage of a rapidly increasing awareness of indoor and environmental quality both in the US and Asia, including:

•	Creation of a fully owned subsidiary BBJ Environmental Solutions Ltd. in Hong Kong;

•	Obtaining GSA (US General Services Administration) registration for BBJ products;

•	Adoption of an aggressive direct approach to Sales of products for use in governmental buildings; and

•	Adoption of an end-user strategy rather than basing our approach to the market totally on distributors who in turn sell to end users. Under this strategy, we still utilize distributors to move products through the channels and sell to HVAC Contractors and small customers but in addition, we have changed the role of our sales force to call on very large key accounts.

The above strategies are expected to have a positive impact on performance beginning in 2004 and to drive sales volume during the balance of the year. Implementation of the strategies required a dramatic reorganization of our sales team which resulted in lower sales in the first quarter of 2004.

Nevertheless, we have started to realize some important results, including:

•	We have obtained GSA registration no. GS-07F-5777P;

•	We have signed our first major governmental building contract for four millions square feet;

•	We have received a very positive response from the Hong Kong market, including over 60% success on our sales calls;

•	We have received approval for import of products to Thailand;

•	Major chains of hotels in the Far East have tested and now use our products;

•	We are in negotiation with potential partners in China, Korea, Japan, Malaysia and Singapore. Although we cannot guarantee That we will be successful in the Far East, we believe that sales in the Far East will become significant by the end of 2004, in part because this area of the world is very receptive to indoor air quality mainly due to the SARS crisis.

Although we believe that our new sales strategies provide us with the greatest opportunity to capitalize on current opportunities in the marketplace and to achieve an increase in sales, there can be no guarantee that our new sales strategy will be successful.

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

Many of these factors are beyond our control and you should read carefully the more detailed description of potential risks, uncertainties, and other factors which could cause our financial performance or results of operations to differ materially from current expectations or such forward- looking statements set forth in our filings with the Securities and Exchange Commission (including Part 1, Item 1 of our Form 10-KSB for the fiscal year ended December 31, 2003, as amended, under the heading “Risk Factors”). These forward-looking statements speak only as of the date of this document. We do not undertake any obligation to update or revise any of these forward-looking statements to reflect events or circumstances occurring after the date of this document or to reflect the occurrence of unanticipated events.

Results of Operations

During the three months ended March 31, 2004, we generated sales of $212, a decrease of $58, or 21%, from the $270 generated in the comparable period a year ago.

The decrease in volume was primarily due to an opening order that was placed in 2003 from a large distributor for which a comparable order was not placed in early 2004. Sales in the first quarter of 2004 also suffered because a significant amount of focus was on reorganizing our sales organization in connection with the implementation of our new sales strategy.

During the three months ended March 31, 2004, our gross profit decreased $31, or 17% to $149 from $180 in the comparable year ago period, reflecting lower sales and associated higher unit production costs. We were able to offset some of these through lower material costs. Our gross margin increased to 70% for the three months ended March 31, 2004 from 67% in the comparable year ago period. This increase was due to increased sales of our higher margin products as a percentage of sales primarily as a result of the end-user sales strategy.

Sales Strategy

As outlined above, we adopted and implemented a new sales strategy and organization at the very end of 2003 and in the first quarter of 2004.

As part of the new sales strategy, we perform an audit on the facility of each prospect. The results of these audits have not only demonstrated that we significantly improved environmental quality, they suggested that we improved operating efficiency of air handlers by nearly 25%, providing our customers with improved indoor air quality potentially at no incremental long-term cost. A study conducted by BBJ in 48 commercial buildings in the US indicated that utility savings offset the incremental product and labor costs required to implement our program within twelve months. In implementing our new sales strategy, we experienced higher-than-typical attrition of our sales force; new hires have been screened and selected specifically for the current sales approach.

In order to retain and grow the small customer HVAC business, we recently launched a private label product, sold as part of a chemical manufacturer’s product line, which we anticipate will allow us to indirectly penetrate a greater number of distributors. We initially expected shipments of this product to begin in January 2004, but delays in label design and approval by the customer delayed the first shipments until March. This contributed to our first quarter sales shortfall.

We are dedicated to increasing sales and gross profit and intend to continue to monitor and re-evaluate our sales strategy in order to maximize performance. We are also exploring opportunities in duct cleaning, mold remediation, and mold prevention markets.

Liquidity and Capital Resources

Our cash amounted to $230 at March 31, 2004, compared to $60 at December 31, 2003. The net cash used in our operating activities was $695 for the three months ended March 31, 2004, compared to $554 for the same period in 2003. Net cash used in investing activities was $54 for the three months ended March 31, 2004, compared to $8 for the same period in 2003. Net cash provided by financing activities was $919 for the three months ended March 31, 2004 compared to $22 for the same period in 2003. The increase from financing sources was due primarily to $823 in offshore private placements and $112 in bridge loans provided by our officers, directors and shareholders, partially offset by $24 in loans BBJ Environmental Solutions Ltd. made to Jean Caillet, our Chief Executive Officer and another individual.

On June 5, 2002, we issued 1.4 million shares of our common stock upon the exercise of options at a cash purchase price of $0.375 per share. Payment was made through the issuance of full recourse promissory notes due September 30, 2002, together with interest at the rate of 5% per annum. These options were granted to Michael Nole, our then director of sales, and his assistant, Nicholas Salerno. These notes remain unpaid as of the filing date of this Form 10-QSB. We were also party to a Financial Advisory and Consulting Agreement with ACOL International, Ltd., in connection with which we, among other things, issued but did not deliver 1.4 million shares of our common stock to ACOL. We are in the process of attempting to settle these matters with the parties. Under the terms of a proposed settlement agreement, we expect to receive 1,560,317 shares of our common stock (comprised of an aggregate of 160,317 shares that have already been delivered to Messrs. Nole and Salerno and 1.4 million shares that we have issued but not yet delivered to ACOL) and general releases from each of Messrs. Nole and Salerno and ACOL in exchange for cancellation of the promissory notes. We cannot assure you that we will reach a settlement on the terms described above, if at all.

Financing Efforts

Since December 31, 2003 we completed the following private financings:

On January 7, 2004, we secured equity funding through a Regulation S sale of restricted securities to offshore investors. We issued 320,000 shares of additional common stock at $0.25 per share and received gross proceeds of $80. Warrants to purchase an additional 106,667 shares of our Common Stock, exercisable at $0.25 per share until its expiration date of January 31, 2006 were issued in conjunction with the Common Stock.

On January 16, 2004, we secured equity funding through a Regulation S sale of restricted securities to offshore investors. We issued 120,000 shares of additional common stock at $0.25 per share and received gross proceeds of $30. Warrants to purchase an additional 40,000 shares of our Common Stock, exercisable at $0.25 per share until its expiration date of January 31, 2006 were issued in conjunction with the Common Stock.

On February 11, 2004, we secured equity funding through a Regulation S sale of restricted securities to offshore investors. We issued 4,545,500 shares of additional common stock at $0.11 per share and received gross proceeds of $500.

On February 19, 2004, we secured equity funding through a Regulation S sale of restricted securities to offshore investors. We issued 60,000 shares of additional common stock at $0.25 per share and received gross proceeds of $15. Warrants to purchase an additional 20,000 shares of our Common Stock, exercisable at $0.25 per share until its expiration date of February 28, 2006 were issued in conjunction with the Common Stock.

On March 30, 2004, we secured equity funding through a Regulation S sale of restricted securities to offshore investors. We issued 1,800,000 shares of additional common stock at $0.11 per share and received gross proceeds of $198.

For the three months ended March 31, 2004, we received bridge loans from our officers and investors of $152 of which $40 was repaid during the period. We received $22 from Jean Caillet, an officer, director and shareholder of the company as a bridge loan; we received $115 from Olivier d’Auriol a director and shareholder of the company in three bridge loans of which $25 was repaid during the period; we received $15 from Robert Baker, an officer, director and shareholder of the company as a short-term cash advance that was repaid in full during the period.

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

As described herein and in our Form 10-KSB for the fiscal year ended December 31, 2003, as amended, we have relied principally on external financing to provide liquidity and capital resources for our operations. We are in the process of offering and selling one or more Regulation S and/or Regulation D private placement transactions up to $4 million in gross proceeds of Common Stock. The purchasers, if any, of such securities will also receive a Warrant to purchase one share of Common Stock for every three shares of Common Stock purchased. Pursuant to this offering, we have received subscriptions for $1,000 to date, although no closings have occured. This communication does not constitute an offer to sell or a solicitation of offers to purchase securities. Management believes that we will support our anticipated liquidity and capital resource needs in the near term from cashflows from operations, but that additional financing will be required in order for the Company to meet its short term and long-term objectives. No assurances can be given that our efforts to raise this financing and additional financing for our short term (and long term) needs will be successful or, if successful, that such financing will be on terms satisfactory to us. The inability to obtain additional financing, when needed, or on terms reasonably satisfactory to us, would materially adversely affect our business, results of operations and financial condition and could lead us to curtail or cease operations. As a result of our operating losses and capital needs, our auditors have added a going concern qualification (explanatory paragraph) as described in our consolidated financial statements and notes thereto as contained in our Form 10-KSB for the year ended December 31, 2003, as amended.

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

Item 3. Controls and Procedures

Under the supervision and with the participation of our Executive Chairman and Interim Principal Financial Officer (our principal executive officer and principal financial officer), management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, these disclosure controls and procedures are effective. There have not been any changes in our internal controls over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings: None

Item 2. Changes in Securities.

(a) Not applicable.

(b) Not applicable.

(c) Recent Sales of Unregistered Securities

During the quarter ended March 31, 2004, we made the following sales of unregistered securities (dollars in thousands):

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
1/7/04	Common Stock Warrants	320,000 106,667	Received $80 no commission paid; shares sold at $0.25 per share assuming no value is attributed to the Warrants	Regulation S offshore offering to an unaffiliated overseas investor; Regulation D, Rule 506; and/or Section 4(2)	Warrants are exercisable at $0.25 per share at any time until January 31, 2006

1/16/04	Common Stock Warrants	120,000 40,000	Received $30 no commission paid; shares sold at $0.25 per share assuming no value is attributed to the Warrants	Regulation S offshore offering to an unaffiliated overseas investor; Regulation D, Rule 506; and/or Section 4(2)	Warrants are exercisable at $0.25 per share at any time until January 31, 2006

2/11/04	Common Stock	4,545,500	Received $500 no commissions paid; shares sold at $0.11 per share	Regulation S offshore offering to an unaffiliated overseas investor; Regulation D, Rule 506; and/or Section 4(2)

2/19/04	Common Stock Warrants	60,000 20,000	Received $15 no commissions paid; shares sold at $0.25 per share assuming no value is attributed to the Warrants	Regulation S offshore offering to an unaffiliated overseas investor; Regulation D, Rule 506; and/or Section 4(2)	Warrants are exercisable at $0.25 per share at any time until February 28, 2006

3/30/04	Common Stock	1,800,000	Received $198 no commissions paid; shares sold at $0.11 per share assuming no value is attributed to the Warrants	Regulation S offshore offering to an unaffiliated overseas investor; Regulation D, Rule 506; and/or Section 4(2)

(d) Not applicable.

Item 3. Defaults Upon Senior Securities: None

Item 4. Submissions of Matters to a Vote of Security Holders: None

Item 5. Other Information: None

Item 6. Exhibits and Reports on Form 8-K:

(a) Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation as filed with the Secretary of State of the State of Nevada on June 19, 2001 (incorporated by reference to the Registrant’s Form 10-QSB for its quarter ended June 30, 2001).

3.2	By-Laws of the Registrant (incorporated by reference to Registration Statement on Form S-1, file Number 33-34200).

31.1	Certification of Executive Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Executive Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BBJ ENVIRONMENTAL TECHNOLOGIES, INC.

Dated: May 20, 2004	/s/ Jean Caillet
Jean Caillet, Chief Executive Officer

/s/ Robert G. Baker
Interim Chief Financial Officer