Form 10QSB
period 2004-06-30
BBJ ENVIRONMENTAL TECHNOLOGIES INC
filed 2004-08-20
CIK 839439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of July 31, 2004, there were 57,648,078 shares of the issuer’s common stock, $0.001 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

BBJ ENVIRONMENTAL TECHNOLOGIES, INC.

BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	(Unaudited) Jun. 30, 2004	Dec. 31, 2003
ASSETS

Current assets:
Cash	$1	$60
Accounts receivable, net	140	132
Inventory	114	91
Loans to related parties	34	—

Total current assets	289	283

Property and equipment, net	188	124
Security deposits	29	42

	$506	$449

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$712	$503
Bridge loan from officer, director or shareholder	407	—

Total current liabilities	1,119	503

Stockholders’ deficit:
Common stock, $.001 par value; 100,000,000 shares authorized; 57,648,078 and 50,614,578 shares issued and outstanding, respectively	58	51
Additional paid-in capital	9,487	8,640
Accumulated deficit	(9,685)	(8,272)
Stock subscriptions	52	52
Stock subscriptions receivable	(525)	(525)

Net stockholders’ deficit	(613)	(54)

	$506	$449

See accompanying notes, which are an integral part of these consolidated condensed financial statements.

BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except shares and per share amount)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Sales, net	$246	$246	$458	$515

Cost of sales	88	98	151	188

Gross margin	158	148	307	327

Operating Expenses:
Sales and marketing	366	267	825	580
General and administrative	356	325	775	622
Research and development	56	45	119	77

Total operating expenses	778	637	1,719	1,279

Net loss	$(620)	$(489)	$(1,412)	$(952)

Net loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average shares outstanding	57,614,000	40,815,000	55,647,000	40,720,000

See accompanying notes, which are an integral part of these consolidated condensed statement of Operations.

BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended Jun. 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(1,412)	$(952)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	22	13
Allowance for doubtful accounts	—	10
Compensation due to grant of common stock	—	48
Changes in current assets and liabilities:
Accounts receivable	(8)	(85)
Inventory	(23)	(21)
Accounts payable and accrued expenses	209	50

Net cash used in operating activities	(1,212)	(937)

Cash flows from investing activities:
Purchase of property and equipment	(86)	(24)
Security deposits	13	—

Net cash used in investing activities	(73)	(24)

Cash flows from financing activities:
Loan to related parties	(34)	—
Proceeds from bridge loans	407	328
Net proceeds from issuance of common stock	853	22

Net cash provided by financing activities	1,226	350

See accompanying notes, which are an integral part of these consolidated condensed financial statements.

(continued)

BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - Continued (Unaudited)

(in thousands)

	Six Months Ended Jun. 30,
	2004	2003
Net decrease in cash	(59)	(611)
Cash, beginning of period	60	651

Cash, end of period	$1	$40

Supplemental disclosures of cash flow information:
Interest paid	$2	$1

Supplemental disclosures of non-cash financing activities:
Issuance of 100,000 shares of common stock for consulting services	$8	$—

See accompanying notes, which are an integral part of these consolidated condensed financial statements.

BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(all amounts in thousands, except shares, options and price per share)

June 30, 2004

(Unaudited)

NOTE A – Basis of Presentation

The accompanying unaudited consolidated financial statements at June 30, 2004 include the accounts of BBJ Environmental Technologies, Inc. (the “Company”), its subsidiary BBJ Environmental Solutions, Inc. (acquired in June 2000) and those of BBJ Environmental Solutions Ltd. (established in October 2003), a wholly owned subsidiary of BBJ Environmental Solutions; and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of June 30, 2004 and results of operations for the six months ended June 30, 2004 and 2003. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. For further information and a current discussion of the Company’s financial condition as of December 31, 2003, references should be made to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003, as amended. The consolidated companies are collectively referred to herein as “BBJ” or the “Company”. All significant inter-company accounts and transactions have been eliminated. Such reclassifications had no effect on reported net loss.

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

BBJ Environmental Solutions is an early stage development company that develops, manufactures, and markets products and devices that control and remove mold bacteria and other microbial and organic contaminations in indoor environments. We have developed technologies that are especially effective in preventing air pollution originating from heating, ventilation, air-conditioning, and refrigeration systems of homes, offices, health care facilities, schools, industrial plants and public buildings. Consequently, our products are effective in promoting good indoor air quality and indoor environment quality. Our leading technology is the BBJ MicroBiocide® product family. These products are registered by the U.S. Environmental Protection Agency (“EPA”) for controlling and inhibiting bacterial and fungal growth in both building interiors and air-conditioning and air duct systems.

BBJ Environmental Solutions, Inc has submitted to the EPA for registration two new antimicrobials. These products, Maintain C-1 and BBJ Mold Control, are variations of BBJ MicroBiocide® , and are in final stages of approval by the EPA. On July 16, 2004, the EPA indicated approval on six of seven studies that had been submitted. The EPA has asked for clarification of one study, which has been submitted and is now under review for final approval. These two new antimicrobial products will establish a boarder market allowing for direct sale to retail consumers.

In addition, BBJ Environmental Solutions Inc., has purchased an aerosol-filling machine and is planning to offer all of its consumers products in aerosol form, using environmentally safe propellants. This line has excess capacity and we anticipate this product line will possibly offset manufacturing labor and overhead.

NOTE C – Computation of Net Loss Per Common Share

Loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the six months ended June 30, 2004 and 2003 respectively.

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

On April 27, 2004, we secured equity funding through a Regulation S sale of restricted securities to offshore investors. We issued 40,000 shares of additional common stock at $0.25 per share and received gross proceeds of $10. Warrants to purchase an additional 13,333 shares of our Common Stock, exercisable at $0.25 per share until its expiration date of April 2006 were issued in conjunction with the Common Stock.

On May 12, 2004 we secured equity funding through a Regulation S sale of restricted securities to offshore investors. We issued 48,000 shares of additional common stock at $0.25 per share and received gross proceeds of $12. Warrants to purchase an additional 16,000 shares of our Common Stock, exercisable at $.025 per share until its expiration date of May, 2006 were issued in conjunction with the Common Stock.

Since December 31, 2003, we issued the following shares in exchange for services rendered to the company:

On January 1, 2004, we issued 100,000 shares of stock to our current Chief Executive Officer, Jean Caillet under the terms of a consulting agreement approved by our Board of Directors during January 2003.

NOTE E—Employee Stock Options

During the six months ended June 30, 2004, 1,103,500 options were granted to employees compared to 1,930,600 options granted to employees in the comparable 2003 period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in thousands)

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

During the last quarter of 2003, and continuing through the first half of 2004, the BBJ Board of Directors made a number of major decisions regarding the marketing and sales organization and strategies of the company in an effort to take advantage of a rapidly increasing awareness of indoor and environmental quality both in the US and Asia, including:

•	Creation of a fully owned subsidiary BBJ Environmental Solutions Ltd. in Hong Kong;

•	Obtaining GSA (US General Services Administration) registration for BBJ products;

•	Adoption of an aggressive direct approach to sales of products for use in governmental buildings; and

•	Adoption of an end-user strategy rather than basing our approach to the market totally on distributors who in turn sell to end users. Under this strategy, we still utilize distributors to move products through the channels and sell to HVAC contractors and small customers but in addition, we have changed the role of our sales force to call on very large key accounts;

•	Reorganization of the sales team to bring more highly qualified individuals in placing their focus on strategic key accounts;

•	Eliminating independent factory representatives. These organizations contribute little, if any to our sales revenue as most sales are driven by our internal staff. These representatives were given 10% of the gross sales in their respective territory. Thus, this move will lead to significant savings in commissions while having little if any negative impact on total revenue; and

•	Drastically cut the US administrative expenses by combining the CFO and accounting positions and eliminating the position of Senior Vice President of Operations. These changes were implemented beginning in June and the full impact of these savings will phase in throughout the third quarter.

The above strategies are expected to have a positive impact on performance beginning in 2004 and drive sales volume during the balance of the year. Implementation of these strategies required a dramatic reorganization of our sales team, which resulted in lower sales in first six months of 2004.

Nevertheless, we have started to realize some important results, including:

•	We have obtained GSA registration no. GS-07F-5777P;

•	We have signed our first major governmental building contracts;

•	We have received a very positive response from the Hong Kong market, including 60 % success on our sales calls;

•	We have received approval for import of products to Thailand;

•	Major chains of hotels in the Far East have tested and now use our products;

•	We are in negotiation with potential partners in China, Korea, Japan, Malaysia and Singapore. Although we cannot guarantee that we will be successful in the Far East, we believe that sales in the Far East will become significant by the end of 2004, in part because this area of the world is very receptive to indoor air quality mainly due to the SARS crisis.

Although we believe that our new sales strategies provide us with the greatest opportunities in the marketplace and to achieve an increase in sales, there can be no guarantee that our new sales strategy will be successful.

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

Results of Operations

During the second quarter of 2004, we were able to reverse the negative revenue and gross profit trend from the first quarter of 2004. Our revenue for the second quarter 2004 as compared to second quarter 2003 showed no significant change in revenue level. This further reflects the positive impact of the new strategic sales structure and its favorable impact on revenue.

The significant focus we placed on reorganizing our sales organization in connection with implementation of our new sales strategy has shown some positive results. Our continued efforts utilizing the new sales approach allowed us to make up the first quarter shortfall in revenue and we believe our efforts will continue to improve significantly over 2003.

During the six months ended June 30, 2004, our gross margin increased to 67% for the six months ended June 30, 2004 from 63% in the comparable year ago period. Although year to date gross profits deceased $20, or 6% to $307 from $327 in the comparable year ago period, they actually increased from $148 to $158 or 6% compared to the comparable year ago period during the second quarter. This reflects both some reduction of material costs and the greater sales of high margin products that our new sales strategy produces.

Sales Strategy

In August 2003, after positive results from a thorough market test, we modified our sales approach to focus on the end-customer. Targeted end-customers include schools, hospitals, state and federal government buildings, manufacturing plants and hotels and motels.

We believe our company can provide its customers with improved indoor air quality at no incremental long-term cost; internal studies suggest that utility savings will offset all incremental product and labor costs required to implement our program within twelve months. As a result of this change in strategy, we experienced higher-than-typical attrition of our sales force; new hires have been screened and selected specifically for the current sales approach.

We recently launched a private label product, sold as part of a chemical manufacturers product line, which will allow us to indirectly penetrate a greater number of distributors.

We are dedicated to increasing sales and gross profit and will continue to monitor and re-evaluate our sales strategy in order to maximize performance. Our market analysis also indicates additional opportunities in duct cleaning, mold remediation, and mold prevention markets. Efforts will be made in the current year to better understand and exploit these opportunities. We have also launched efforts during the current quarter to sell our products in international markets and to sell certain products to consumers via the Internet.

While we believe that these efforts will ultimately result in increased sales and profitable operations, we can provide no assurances in this regard.

Liquidity and Capital Resources

The net cash used in our operating activities was $1,212 for the six months ended June 30, 2004, compared to $937 for the same period in 2003. Net cash used in investing activities was $73 for the six months ended June 30, 2004, compared to $24 the same period in 2003. Net cash provided by financing activities was $1,226 for the six months ended June 30, 2004 compared to $350 for the same period in 2003. The increase from financing sources was due primarily to $853 in offshore private placements and $407 in bridge loans provided by our officers, directors and shareholders, partially offset by $34 in advances on travel expense for BBJ Environmental Solutions Ltd. made to Jean Caillet, our Chief Executive Officer and another individual.

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

On April 27, 2004, we secured equity funding through a Regulation S sale of restricted securities to offshore investors. We issued 40,000 shares of additional common stock at $0.25 per share and received gross proceeds of $10. Warrants to purchase an additional 13,333 shares of our Common Stock, exercisable at $0.25 per share until its expiration date of April 2006 were issued in conjunction with the Common Stock.

On May 12, 2004, we secured equity funding through a Regulation S sale of restricted securities to offshore investors. We issued 48,000 shares of additional common stock at $0.25 per share and received gross proceeds of $12. Warrants to purchase an additional 16,000 shares of our Common Stock, exercisable at $0.25 per share until its expiration date of May 2006 were issued in conjunction with the Common Stock.

For the six months ended June 30, 2004, we received bridge loans from our officers and investors of $467 of which $60 was repaid during the period. We received $222 from Jean Caillet, an officer, director and shareholder of the company as a bridge loans of which $20 was repaid during the period; we received $175 from Olivier d’Auriol a director and shareholder of the company as a bridge loans of which $25 was repaid during the period; we received $70 from Robert Baker a bridge loan of which $15 was repaid during the period.

On June 5, 2002, we issued 1.4 million shares of our common stock upon the exercise of options at a cash purchase price of $0.375 per share. Payment was made through the issuance of full recourse promissory notes due September 30, 2002, together with interest at the rate of 5% per annum. These options were granted to Michael Nole, our then director of sales, and his assistant, Nicholas Salerno. In July, 2004 a settlement agreement was reached, stock was returned for cancellation and promissory notes were cancelled. In addition as part of the settlement agreement Mr. Nole and Mr. Salerno both agreed to release the company from any and all claims that each of them may have had against the company for any reason through date of settlement.

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

Recent Developments

The Board of Directors of the Company is reassessing the Company’s future prospects and anticipated needs for continued growth. In this regard, it is reviewing the Company’s capital structure, various financing alternatives available to the Company, including potential sources of equity financings, the Company’s current stockholder base, and the costs of complying with the Company’s reporting obligations under the Securities Exchange Act. In particular, the Board of Directors is considering the potential benefits and other implications of effecting a reverse stock split and/or reincorporating the Company in Delaware, although no definitive decision has been made with respect to either of these actions. The Company believes that a reverse stock split would permit the Company to eliminate the shareholdings of a significant number of small shareholders who acquired their shares prior to the time the Company was engaged in its current business in exchange for a cash payment. This would permit the Company to avoid the relatively high cost of communication with those holders and would likely permit the Company to deregister under the Exchange Act, if it so chose. A reincorporation in Delaware would have the benefits of transferring the Company’s domicile to a jurisdiction with a more established body of law. The Board may determine to effect some, all or none of these actions and, if it does more than one, may seek to effect them simultaneously or at different times. A reincorporation would, and reverse stock split may, require approval by shareholders, and would in any event be preceded by further disclosure to shareholders. In addition, a reincorporation would, under Nevada law, trigger appraisal rights for the shareholders of the Company. If shareholders elected to exercise such appraisal rights, the Company would be required to use funds to buy out these shareholders at the fair market value of their shares. The Company may decide to proceed with the reverse stock split for the reasons stated above but may or may not then seek to deregister under the Exchange Act at that time (although it might chose to do so at a later date).

Item 3. Controls and Procedures

Under the supervision and with the participation of our Interim Principal Financial Officer (our principal executive officer), management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Executive Chairman and Interim Financial Officer have concluded that, as of the end of such period, these disclosure controls and procedures are effective. There have not been any changes in our internal controls over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings: None

Item 2. Changes in Securities.

(a) Not applicable.

(b) Not applicable.

(c) Recent Sales of Unregistered Securities

During the quarter ended June 30, 2004, we made the following sales of unregistered securities (dollars in thousands):

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
1/7/04	Common Stock	320,000	Received $80 no commission paid; shares sold at $0.25 per share assuming no value is attributed to the Warrants	Regulation S offshore offering to an unaffiliated overseas investor; Regulation D, Rule 506; and/or Section 4(2)	Warrants are exercisable at $0.25 per share at any time until January 31, 2006
	Warrants	106,667

1/16/04	Common Stock	120,000	Received $30 no commission paid; shares sold at $0.25 per share assuming no value is attributed to the Warrants	Regulation S offshore offering to an unaffiliated overseas investor; Regulation D, Rule 506; and/or Section 4(2)	Warrants are exercisable at $0.25 per share at any time until January 31, 2006
	Warrants	40,000

2/11/04	Common Stock	4,545,500	Received $500 no commissions paid; shares sold at $0.11 per share	Regulation S offshore offering to an unaffiliated overseas investor; Regulation D, Rule 506; and/or Section 4(2)

2/19/04	Common Stock	60,000	Received $15 no commissions paid; shares sold at $0.25 per share assuming no value is attributed to the Warrants	Regulation S offshore offering to an unaffiliated overseas investor; Regulation D, Rule 506; and/or Section 4(2)	Warrants are exercisable at $0.25 per share at any time until February 28, 2006
	Warrants	20,000

3/30/04	Common Stock	1,800,000	Received $198 no commissions paid; shares sold at $0.11 per share assuming no value is attributed to the Warrants	Regulation S offshore offering to an unaffiliated overseas investor; Regulation D, Rule 506; and/or Section 4(2)

04/27/04	Common Stock	40,000	Received $10 no commissions paid; shares sold at $0.25 per share	Regulation S offshore offering is an unaffiliated overseas investor; Regulation D, Rule 506; and/or Section 4(2)	Warrants are exercisable at $0.25 per share at any time until April, 2006
	Warrants	13,333

05/12/04	Common Stock	48,000	Received $12 no commissions paid; shares sold at $0.25 per share	Regulation S offshore offering is an unaffiliated overseas investor; Regulation D, Rule 506; and/or Section 4(2)	Warrants are exercisable at $0.25 per share at anytime until May, 2006
	Warrants	16,000

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

BBJ ENVIRONMENTAL TECHNOLOGIES, INC.

Dated: August 20, 2004	/s/ Jean Caillet
Jean Caillet, Chief Executive Officer

/s/ Robert G. Baker
Interim Principal Financial Officer