Form 10QSB
period 2004-09-30
BBJ ENVIRONMENTAL TECHNOLOGIES INC
filed 2004-11-19
CIK 839439

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from             to

Commission file number: 0-24016

BBJ ENVIRONMENTAL TECHNOLOGIES, INC.

(Exact name of small business issuer as specified in it charter)

Nevada	65-1148155
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6802 Lakeview Center Drive, Suite 500, Tampa, Florida 33619

(Address of principal executive offices)

(813) 622-8550

(issuer’s telephone number)

6802 Citicorp Drive, Suite 500, Tampa, Florida 33619

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

As of October 31, 2004, there were 58,599,578 shares of the issuer’s common stock, $0.001 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

BBJ ENVIRONMENTAL TECHNOLOGIES, INC.

BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands)

	(Unaudited) Sept. 30, 2004	Dec. 31, 2003
ASSETS

Current assets:
Cash	$(8)	$60
Accounts receivable, net	120	132
Inventory	128	91
Loans to related parties	69	—

Total current assets	309	283

Property and equipment, net	177	124
Security deposits	29	42

	$515	$449

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$662	$503
Line of Credit	25	0
Bridge loan from officer, director or shareholder	696	—

Total current liabilities	1,383	503

Stockholders’ deficit:
Common stock, $.001 par value; 100,000,000 shares authorized; 58,599,578 and 50,614,578 shares issued and outstanding, respectively	58	51
Additional paid-in capital	9,660	8,640
Accumulated deficit	(10,113)	(8,272)
Stock subscriptions	52	52
Stock subscriptions receivable	(525)	(525)

Net stockholders’ deficit	(868)	(54)

	$515	$449

See accompanying notes, which are an integral part of these consolidated condensed financial statements.

BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except shares and per share amount)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Sales, net	$218	$208	$676	$724

Cost of sales	97	74	248	262

Gross margin	121	134	428	462

Operating Expenses:
Sales and marketing	235	446	1,060	1,026
General and administrative	284	306	1,059	928
Research and development	46	32	165	109

Total operating expenses	565	784	2,284	2,063

Net loss	$(444)	$(650)	$(1,857)	$(1,601)

Net loss per share	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Weighted average shares outstanding	59,435,000	43,414,000	57,597,000	41,630,000

See accompanying notes, which are an integral part of these consolidated condensed statement of Operations.

BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended Sept. 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(1,843)	$(1,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	33	20
Allowance for doubtful accounts	—	15
Compensation due to grant of common stock	—	48
Changes in current assets and liabilities:
Accounts receivable	12	(57)
Inventory	(37)	(26)
Accounts payable and accrued expenses	161	3

Net cash used in operating activities	(1,674)	(1,605)

Cash flows from investing activities:
Purchase of property and equipment	(87)	(74)
Security deposits	13	-—

Net cash used in investing activities	(74)	(74)

Cash flows from financing activities:
Loan to related parties	(69)	150
Line of Credit	25	0
Proceeds from bridge loans	696	(25)
Net proceeds from issuance of common stock	1,027	1,007

Net cash provided by financing activities	1,679	1,132

See accompanying notes, which are an integral part of these consolidated condensed financial statements.

(continued)

BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - Continued (Unaudited)

(in thousands)

	Nine Months Ended Sept. 30,
	2004	2003
Net decrease in cash	(68)	(611)

Cash, beginning of period	60	651

Cash, end of period	$(8)	$40

Supplemental disclosures of cash flow information:
Interest paid	$2	$1

Supplemental disclosures of non-cash financing activities:

Issuance of 100,000 shares of common stock for consulting services	$8	$—

See accompanying notes, which are an integral part of these consolidated condensed financial statements.

BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(all amounts in thousands, except shares, options and price per share)

September 30, 2004

(Unaudited)

NOTE A – Basis of Presentation

The accompanying unaudited consolidated financial statements at September 30, 2004 include the accounts of BBJ Environmental Technologies, Inc. (the “Company”), its subsidiary BBJ Environmental Solutions, Inc. (acquired in June 2000) and those of BBJ Environmental Solutions Ltd. (established in October 2003), a wholly owned subsidiary of BBJ Environmental Solutions; and have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of September 30, 2004 and results of operations for the nine months ended September 30, 2004 and 2003. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. For further information and a current discussion of the Company’s financial condition as of December 31, 2003, references should be made to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003, as amended. The consolidated companies are collectively referred to herein as “BBJ” or the “Company”. All significant inter-company accounts and transactions have been eliminated. Such reclassifications had no effect on reported net loss.

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

NOTE C – Computation of Net Loss Per Common Share

Loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the nine months ended September 30, 2004 and 2003 respectively.

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

On July 14, 2004 we secured equity funding through a Regulation S sale of restricted securities to offshore investors. We issued 400,000 shares of additional common stock at $0.25 per share and received gross proceeds of $100. Warrants to purchase an additional 133,333 shares of our Common Stock, exercisable at $.025 per share until its expiration date of July 2006 were issued in conjunction with the Common Stock.

On September 9, 2004 we secured equity funding through a Regulation S sale of restricted securities to offshore investors. We issued 454,500 shares of additional common stock at $0.11 per share and received gross proceeds of $50. Warrants to purchase an additional 151,500 shares of our Common Stock, exercisable at $.011 per share until its expiration date of September 2006 were issued in conjunction with the Common Stock.

On September 23, 2004 we secured equity funding through a Regulation S sale of restricted securities to offshore investors. We issued 97,000 shares of additional common stock at $0.25 per share and received gross proceeds of $24. Warrants to purchase an additional 32,333 shares of our Common Stock, exercisable at $.025 per share until its expiration date of September 2006 were issued in conjunction with the Common Stock.

Since December 31, 2003, we issued the following shares in exchange for services rendered to the company:

On January 1, 2004, we issued 100,000 shares of stock to our current Chief Executive Officer, Jean Caillet under the terms of a consulting agreement approved by our Board of Directors during January 2003.

NOTE E—Employee Stock Options

During the nine months ended September 30, 2004, 1,144,125 options were granted to employees.

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

During the last quarter of 2003, and continuing through 2004, the BBJ Board of Directors made a number of major decisions regarding the marketing and sales organization and strategies of the company in an effort to take advantage of a rapidly increasing awareness of indoor and environmental quality both in the US and Asia, including:

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

The above strategies are expected to have a positive impact on performance beginning in 2004 and drive sales volume during the balance of the year. Implementation of these strategies required a dramatic reorganization of our sales team, which resulted in lower sales during the nine months of 2004.

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

Results of Operations

During the three and nine months ended September 30, 2004, we generated sales of $218 and $676, respectively, an increase of $10 or 5% and a decrease of $48 or 6%, respectively, from the comparable periods of the prior year. We are still recovering from the significant reverse drop we experienced in the first quarter and have continued the favorable trend compared to the prior year that we established in the second quarter. The third quarter revenue increase, although modest, continues this trend. This further reflects the positive impact of the new strategic sales structure and its favorable impact on revenue.

The significant focus we placed on reorganizing our sales organization in connection with implementation of our new sales strategy has shown some positive results. Our continued efforts utilizing the new sales approach, allows us to be comparable to the same period of the prior year.

During the nine months ended September 30, 2004, our gross margin remained the same at 63% for the nine months ended September 30, 2004 and the comparable year ago period. Although year to date gross profits deceased $34, or 8% to $428 from $462 in the comparable year ago period, we believe with our continued efforts and new sales strategy, future periods will continue to show signs of positive growth.

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

Liquidity and Capital Resources

The net cash used in our operating activities was $1,674 for the nine months ended September 30, 2004, compared to $1,605 for the same period in 2003. Net cash used in investing activities was $74 for the nine months ended September 30, 2004, compared to $74 the same period in 2003. Net cash provided by financing activities was $1,679 for the nine months ended September 30, 2004 compared to $1,132 for the same period in 2003. The increase from financing sources was due primarily to $1,027 in offshore private placements, $25 line of credit and $696 in bridge loans provided by our officers, directors and shareholders, partially offset by $69 in advances on travel expense for BBJ Environmental Solutions, Inc made to officers.

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

On July 14, 2004 we secured equity funding through a Regulation S sale of restricted securities to offshore investors. We issued 400,000 shares of additional common stock at $0.25 per share and received gross proceeds of $100. Warrants to purchase an additional 133,333 shares of our Common Stock, exercisable at $.025 per share until its expiration date of July 2006 were issued in conjunction with the Common Stock.

On September 9, 2004 we secured equity funding through a Regulation S sale of restricted securities to offshore investors. We issued 454,500 shares of additional common stock at $0.11 per share and received gross proceeds of $50. Warrants to purchase an additional 151,500 shares of our Common Stock, exercisable at $.011 per share until its expiration date of September 2006 were issued in conjunction with the Common Stock.

On September 23, 2004 we secured equity funding through a Regulation S sale of restricted securities to offshore investors. We issued 97,000 shares of additional common stock at $0.25 per share and received gross proceeds of $24. Warrants to purchase an additional 32,333 shares of our Common Stock, exercisable at $.025 per share until its expiration date of September 2006 were issued in conjunction with the Common Stock.

For the nine months ended September 30, 2004, we received bridge loans from our officers and investors of $696 of which $60 was repaid during the period. We received $229 from Jean Caillet, an officer, director and shareholder of the company as a bridge loans of which $20 was repaid during the period; we received $392 from Olivier d’Auriol a director and shareholder of the company as a bridge loans of which $25 was repaid during the period; we received $75 from Robert Baker a bridge loan of which $15 was repaid during the period.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings: None

Item 2. Changes in Securities.

(a) Not applicable.

(b) Not applicable.

(c) Recent Sales of Unregistered Securities

During the quarter ended September 30, 2004, we made the following sales of unregistered securities (dollars in thousands):

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
1/7/04	Common Stock	320,000	Received $80 no commission paid; shares sold at $0.25 per share assuming no value is attributed to the Warrants	Regulation S offshore offering to an unaffiliated overseas investor; Regulation D, Rule 506; and/or Section 4(2)	Warrants are exercisable at $0.25 per share at any time until January 31, 2006
	Warrants	106,667

1/16/04	Common Stock	120,000	Received $30 no commission paid; shares sold at $0.25 per share assuming no value is attributed to the Warrants	Regulation S offshore offering to an unaffiliated overseas investor; Regulation D, Rule 506; and/or Section 4(2)	Warrants are exercisable at $0.25 per share at any time until January 31, 2006
	Warrants	40,000

2/11/04	Common Stock	4,545,500	Received $500 no commissions paid; shares sold at $0.11 per share	Regulation S offshore offering to an unaffiliated overseas investor; Regulation D, Rule 506; and/or Section 4(2)

2/19/04	Common Stock	60,000	Received $15 no commissions paid; shares sold at $0.25 per share assuming no value is attributed to the Warrants	Regulation S offshore offering to an unaffiliated overseas investor; Regulation D, Rule 506; and/or Section 4(2)	Warrants are exercisable at $0.25 per share at any time until February 28, 2006
	Warrants	20,000

3/30/04	Common Stock	1,800,000	Received $198 no commissions paid; shares sold at $0.11 per share assuming no value is attributed to the Warrants	Regulation S offshore offering to an unaffiliated overseas investor; Regulation D, Rule 506; and/or Section 4(2)

04/27/04	Common Stock	40,000	Received $10 no commissions paid; shares sold at $0.25 per share	Regulation S offshore offering is an unaffiliated overseas investor; Regulation D, Rule 506; and/or Section 4(2)	Warrants are exercisable at $0.25 per share at any time until April, 2006
	Warrants	13,333

05/12/04	Common Stock	48,000	Received $12 no commissions paid; shares sold at $0.25 per share	Regulation S offshore offering is an unaffiliated overseas investor; Regulation D, Rule 506; and/or Section 4(2)	Warrants are exercisable at $0.25 per share at anytime until May, 2006
	Warrants	16,000

07/14/04	Common Stock	400,000	Received $100 no commissions paid; shares sold at $0.25 per share	Regulation S offshore offering is an unaffiliated overseas investor, Regulation D, Rule 506; and/or Section 4(2)	Warrants are exercisable at $0.25 per share at anytime until July, 2006
	Warrants	133,333

09/09/04	Common Stock	454,500	Received $50 no commissions paid; shares sold at $0.11 per share	Regulation S offshore offering is an unaffiliated overseas investor, Regulation D, Rule 506; and/or Section 4(2)	Warrants are exercisable at $0.11 per share at anytime until September, 2006
	Warrants	151,500

09/23/04	Common Stock Warrants	97,000 32,333	Received $24,250 no commissions paid; shares sold at $0.25 per share	Regulation S offshore offering is an unaffiliated overseas investor, Regulation D, Rule 506; and/or Section 4(2)	Warrants are exercisable at $0.25 per share at anytime until September, 2006

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

BBJ ENVIRONMENTAL TECHNOLOGIES, INC.

Dated: November 18, 2004	/s/ Jean Caillet
Jean Caillet, Chief Executive Officer

/s/ Robert G. Baker
Interim Principal Financial Officer