Form 10QSB/A
period 2004-09-30
BBJ ENVIRONMENTAL TECHNOLOGIES INC
filed 2006-04-06
CIK 839439

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

____________________

Form 10-QSBA
Amendment No. 1

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                      to

Commission file number: 0-24016

____________________

BBJ ENVIRONMENTAL TECHNOLOGIES, INC.
(Exact name of small business issuer as specified in it charter)

Nevada	65-1148155
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

5910 Breckenridge Parkway, Suite A, Tampa, Florida 33610
(Address of principal executive offices)

(813) 622-8550
(issuer’s telephone number)

6802 Citicorp Drive, Suite 500, Tampa, Florida 33619
(Former name, former address and former fiscal year, if changed since last report)

____________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No  ☒

As of November 15, 2005, there were 83,620,690 shares of the issuer’s common stock, $0.001 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

BBJ ENVIRONMENTAL TECHNOLOGIES, INC.

Index

Report on Review by Independent Registered Public Accounting Firm

The Board of Directors of
BBJ Environmental Technologies, Inc. and Subsidiary.

We have reviewed the condensed consolidated balance sheet of BBJ Environmental Technologies, Inc. and Subsidiary as of September 30, 2004 and the related condensed consolidated statements of operations for the three-month and nine-month periods ended September 30, 2004 and 2003 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

We have previously audited, in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of BBJ Environmental Technologies, Inc. and Subsidiary as of December 31, 2003 and the related consolidated statements of operations, stockholders’equity, and cash flows for the year then ended (not presented herein), and in our report dated February 19, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the condensed consolidated financial statements, the Company's significant operating losses and accumulated deficit raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in the notes. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kirkland, Russ, Murphy & Tapp, P.A.
Clearwater, FL
July 20, 2005

Index

BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED CONDENSED BALANCE SHEETS
(in thousands)

	(Unaudited) Sept. 30, 2004	Dec. 31, 2003
ASSETS

Current assets:
Cash	$(8)	$60
Accounts receivable, net	120	132
Inventory	128	91
Loans to related parties	69	--

Total current assets	309	283

Property and equipment, net	177	124
Security deposits	29	42

	$515	$449

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$814	$503
Line of credit	25	--
Bridge loans from officer, director or shareholder	696	--

Total current liabilities	1,535	503

Stockholders’ deficit:
Common stock, $.001 par value; 100,000,000 shares authorized; 57,545,991 and 50,614,578 shares issued and outstanding, respectively	58	51
Additional paid-in capital	9,234	8,640
Accumulated deficit	(10,312)	(8,272)
Stock subscriptions	--	52
Stock subscriptions receivable	--	(525)

Net stockholders’ deficit	(1,020)	(54)

	$515	$449

See accompanying notes, which are an integral part of these consolidated condensed financial statements.

Index

BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except shares and per share amount)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003

Sales, net	$189	$208	$647	$724

Cost of sales	54	74	205	262

Gross margin	135	134	442	462

Operating Expenses:
Sales and marketing	327	446	1,102	1,026
General and administrative	390	306	1,216	928
Research and development	46	32	164	110

Total operating expenses	763	784	2,482	2,064

Net loss	$(628)	$(650)	$(2,040)	$(1,602)

Net loss per share	$(0.01)	$(0.01)	$(0.04)	$(0.04)

Weighted average shares outstanding	57,043,000	43,414,000	56,379,000	41,630,000

See accompanying notes, which are an integral part of these consolidated condensed financial statements.

Index

BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended Sept. 30,

	2004	2003

Cash flows from operating activities:
Net loss	$(2,040)	$(1,602)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	34	20
Allowance for doubtful accounts	--	15
Compensation due to grant of common stock	--	48
Compensation due to grant of warrants	13
Grant of common stock for consulting services	42	--
Changes in current assets and liabilities:	--	--
Accounts receivable	12	(57)
Inventory	(37)	(26)
Accounts payable and accrued expenses	311	(3)

Net cash used in operating activities	(1,665)	(1,605)

Cash flows from investing activities:
Purchase of property and equipment	(87)	(74)
Security deposits	13	--

Net cash used in investing activities	(74)	(74)

Cash flows from financing activities:
Proceeds from (funding of) loans to related parties	(69)	150
Proceeds from line of credit	25	--
Proceeds from (repayment of) bridge loans	696	(25)
Net proceeds from issuance of common stock	1,019	1,007

Net cash provided by financing activities	1,671	1,132

See accompanying notes, which are an integral part of these consolidated condensed financial statements.
(continued)

Index

BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS - (Unaudited) Continued
(in thousands)

	Nine Months Ended Sept. 30,

	2004	2003

Net decrease in cash	(68)		(547)

Cash, beginning of period	60		651

Cash, end of period	$(8)		$104

Supplemental disclosures of cash flow information:

Interest paid	$2		$2

Supplemental disclosures of non-cash financing activities:

Issuance of 400,000 shares of common stock for consulting services	$41	$	---

Forgiveness of stock subscription receivable in exchange for return of 1,560,317 shares of common stock	$525	$	---

Issuance of stock related to subscription agreement	$52	$	---

See accompanying notes, which are an integral part of these consolidated condensed financial statements.

Index

BBJ ENVIRONMENTAL TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(all amounts in thousands, except shares, options and price per share)

September 30, 2004
(Unaudited)

NOTE A - Basis of Presentation

The accompanying amended, unaudited consolidated financial statements at September 30, 2004 include the accounts of BBJ Environmental Technologies, Inc. (the “Company”), its subsidiary BBJ Environmental Solutions, Inc. (acquired in June 2000) and those of BBJ Environmental Solutions Ltd. (established in October 2003), a wholly owned subsidiary of BBJ Environmental Solutions; and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial position as of September 30, 2004 and results of operations for the nine month and three month periods ended September 30, 2004 and 2003 . The independent registered public accountants Kirkland, Russ, Murphy & Tapp, P.A. have reviewed these consolidated condensed financial statements as stated in their accompanying review report. The previously issued Form 10Q-SB as of September 30, 2004 , which was filed on November 19, 2004, had not been reviewed by the Company’s independent auditors. All adjustments are of a normal recurring nature. The results of operations for interim periods are not necessarily indicative of the results to be expected for a full year. For further information and a current discussion of the Company’s financial condition as of December 31, 2003, references should be made to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003, as amended. The consolidated companies are collectively referred to herein as “BBJ” or the “Company”. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

BBJ Environmental Solutions, Inc has submitted to the EPA for registration two new antimicrobials. These products, Maintain C-1 and BBJ Mold Control, are variations of BBJ MicroBiocide® , and are in final stages of approval by the EPA. On July 16, 2004, the EPA indicated approval on six of seven studies that had been submitted. The EPA has asked for clarification of one study, which has been submitted and is now under review for final approval. EPA approval is expected by year end 2004. When these registrations are granted, it is expected that it will require ten to twelve months to develop the packaging, production and markting materials needed to bring these new products to market.

One September 1, 2004, BBJ received approval from the Thai FDA to market BBJ Microbiocide for Air Ducts, Microbiocide for HVAC/R, Freschduct Odor Eliminator and Power Coil Clean in Thailand. BBJ had previously determined that all BBJ products can legally be marketed in Singapore and Hong Kong (Special Administrative District), China.

In June 2005, the Company was delisted from the OTC Bulletin Board, due to the delinquency of required filings..

NOTE C - Computation of Net Loss Per Common Share

Loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the nine month and three month periods ended September 30, 2004 and 2003 respectively.

NOTE D - Issuance of Common Stock

Index

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

On January 30, 2004, we secured equity funding through a Regulation S sale of restricted securities to offshore investors. We issued 206,730 shares of additional common stock at $0.25 per share and received gross proceeds of $52. Warrants to purchase an additional 68,910 shares of our common stock, exercisable at $0.25 per share until its expiration date of January 31, 2006 were issued in conjunction with the common stock.

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

On March 10th, 2004 we issued 300,000 shares of stock to Lehman Brothers in exchange for services rendered.

Index

On July 1, 2004, we issued 500,000 shares of stock with options to acquire up to 1,000,000 shares of common stock to our current Chief Executive Officer, Jean Caillet, under the terms of an employment contract authorized by our Board of Directors at the June 23rd Board Meeting.

NOTE E—Employee Stock Options

During the nine months ended September 30, 2004, 353,500 options were granted to employees.

NOTE F - Going Concern

As indicated in the accompanying consolidated condensed financial statements, the Company continues to sustain substantial losses and has an accumulated deficit of approximately $10.3 million as of September 30, 2004. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. Management intends to cure these issues through the full implementation of its sales and marketing strategy to create product demand through HVAC/R, duct cleaning and mold remediation distribution channels and seek alternative sources of financing.

Management believes the Company can improve its cash flow position, but recognizes that the Company must secure alternative sources of financing to continue operations. Due to positive developments centered on the Company’s improved domestic and international sales prospects, a group of overseas accredited investors have committed to continue providing additional financing to the Company.

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

•	Reorganization of the sales team and the hiring of more highly qualified individuals to place their focus on strategic key accounts;
•
Eliminating independent factory representatives. These organizations have contributed little, if any ,to our sales revenue as most sales are driven by our internal staff. These representatives were given 10% of the gross sales in their respective territory. Thus, this move is expected to lead to significant savings in commissions while having little if any negative impact on total revenue; and

•
Drastically cut the US administrative expenses by combining the CFO and accounting positions and eliminating the position of Senior Vice President of Operations. These changes were implemented beginning in June 2004 and the full impact of these savings are expected to phase in over time.

The above strategies were expected to have a positive impact on performance beginning in 2004 and drive sales volume during the balance of the year. Implementation of these strategies required a dramatic reorganization of our sales team, which we believe contributed to lower sales during the first nine months of 2004.

Nevertheless, we have started to realize some important results, including:
•	We have obtained GSA registration no. GS-07F-5777P;
•	We have signed our first major governmental building contracts;
•	We have received a very positive response from the Hong Kong market, including a 60 % success rate on our sales calls;
•	We have received approval for the import of products to Thailand;

Index

•	Major chains of hotels in the Far East have tested and now use our products;
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

Forward - Looking Statements

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

Results of Operations

During the three and nine months ended September 30, 2004, we generated sales of $189 and $647, respectively, a decrease of $19 or 9% and a decrease of $77 or 11%, respectively, from the comparable periods of the prior year. We are still recovering from the significant reverse drop we experienced in the first quarter.

The significant focus we placed on reorganizing our sales organization in connection with implementation of our new sales strategy has not shown positive results. Our continued efforts utilizing the new sales approach, allows us to be somewhat comparable to the same period of the prior year.

Index

During the three and nine months ended September 30, 2004, our operating expenses were $763 and $2,482, respectively, a decrease of $21 or 3% and an increase of $418 or 20%, respectively, from the comparable periods of the prior year. In June of 2004, an aggressive expense control effort was undertaken in order to conserve limited cash reserves. Significant reductions were made in sales meetings, advertising, promotions, trade shows and sales persons travel. These were partially offset by increases in sales and R&D salaries due to the hire of a chemist and sales representative, administrative salaries due to a contractual obligation to move the CEO from contract to employment status, consulting expenses, a product liability insurance increase and increased administrative travel to develop the market in Asia.

During the three and nine months ended September 30, 2004, our net losses were $628 and $2,040, respectively, a decrease of $22 or 3% and an increase of $438 or 27%, respectively, from the comparable periods of the prior year. These changes closely track the changes in expenses except for the $20 decrease that is due to the lower gross profit resulting from the drastically lower revenues during the first quarter of the year.

During the nine months ended September 30, 2004, our gross margin increased from 64% to 68%.for the nine months ended September 30, 2004 and the comparable year ago period. Although year to date gross profits deceased $20, or 4% to $442 from $462 in the comparable year ago period, we believe with our continued efforts and new sales strategy, future periods will continue to show signs of positive growth.

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

Liquidity and Capital Resources

The net cash used in our operating activities was $1,665 for the nine months ended September 30, 2004, compared to $1,605 for the same period in 2003. Net cash used in investing activities was $74 for the nine months ended September 30, 2004, compared to $74 the same period in 2003. Net cash provided by financing activities was $1,671 for the nine months ended September 30, 2004 compared to $1,132 for the same period in 2003. The increase from financing sources was due primarily to $1,019 in offshore private placements, $25 line of credit and $696 in bridge loans provided by our officers, directors and shareholders, partially offset by $69 in advances on travel expense for BBJ Environmental Solutions, Inc made to officers.

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

Index

On January 30, 2004, we secured equity funding through a Regulation S sale of restricted securities to offshore investors. We issued 206,730 shares of additional common stock at $0.25 per share and received gross proceeds of $52. Warrants to purchase an additional 68,910 shares of our common stock, exercisable at $0.25 per share until its expiration date of January 31, 2006 were issued in conjunction with the common stock.

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

For the nine months ended September 30, 2004, we received bridge loans from our officers and investors of $736 of which $40 was repaid during the nine month period. We received $29 from Jean Caillet, an officer, director and shareholder of the company as bridge loans ; we received $232 from Olivier d’Auriol a director and shareholder of the company as a bridge loans of which $25 was repaid during the period; we received $75 from Robert Baker a bridge loan of which $15 was repaid during the period; we received $400 from other investors as bridge loans..

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

Index

Recent Developments

The Board of Directors of the Company is reassessing the Company’s future prospects and anticipated needs for continued growth. In this regard, it is reviewing the Company’s capital structure, various financing alternatives available to the Company, including potential sources of equity financings, the Company’s current stockholder base, and the costs of complying with the Company’s reporting obligations under the Securities Exchange Act. In particular, the Board of Directors is considering the potential benefits and other implications of effecting a reverse stock split and/or reincorporating the Company in Delaware, although no definitive decision has been made with respect to either of these actions. The Company believes that a reverse stock split would permit the Company to eliminate the shareholdings of a significant number of small shareholders who acquired their shares prior to the time the Company was engaged in its current business in exchange for a cash payment. This would permit the Company to avoid the relatively high cost of communication with those holders and would likely permit the Company to deregister under the Exchange Act, if it so chose. A reincorporation in Delaware would have the benefits of transferring the Company’s domicile to a jurisdiction with a more established body of law. The Board may determine to effect some, all or none of these actions and, if it does more than one, may seek to effect them simultaneously or at different times. A reincorporation would, and reverse stock split may, require approval by shareholders, and would in any event be preceded by further disclosure to shareholders. In addition, a reincorporation would, and a reverse stock split may, under Nevada law, trigger appraisal rights for the shareholders of the Company. If shareholders elected to exercise such appraisal rights, the Company would be required to use funds to buy out these shareholders at the fair market value of their shares. The Company may decide to proceed with the reverse stock split for the reasons stated above but may or may not then seek to deregister under the Exchange Act at that time (although it might chose to do so at a later date).

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

Index

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings: None

Item 2.	Changes in Securities.

(a) Not applicable.
(b) Not applicable.
(c) Recent Sales of Unregistered Securities

During the nine month period ended September 30, 2004, we made the following sales of unregistered securities (dollars in thousands):

Date of Sale	Title of Security	Number Sold	Consideration Received and Description of Underwriting or Other Discounts to Market Price or Convertible Security, Afforded to Purchasers	Exemption from Registration Claimed	If Option, Warrant or Convertible Security, terms of exercise or conversion
1/7/04	Common Stock Warrants	320,000 106,667	Received $80 no commission paid; shares sold at $0.25 per share assuming no value is attributed to the Warrants	Regulation S offshore offering to an unaffiliated overseas investor; Regulation D, Rule 506; and/or Section 4(2)	Warrants are exercisable at $0.25 per share at any time until January 31, 2006

1/16/04	Common Stock Warrants	120,000 40,000	Received $30 no commission paid; shares sold at $0.25 per share assuming no value is attributed to the Warrants	Regulation S offshore offering to an unaffiliated overseas investor; Regulation D, Rule 506; and/or Section 4(2)	Warrants are exercisable at $0.25 per share at any time until January 31, 2006

1/30/04	Common Stock Warrants	206,730 68,910	Received $52 no commission paid; shares sold at $0.25 per share assuming no value is attributed to the Warrants	Regulation S offshore offering to an unaffiliated overseas investor; Regulation D, Rule 506; and/or Section 4(2)	Warrants are exercisable at $0.25 per share at any time until January 31, 2006

2/11/04	Common Stock	4,545,500	Received $500 no commissions paid; shares sold at $0.11 per share	Regulation S offshore offering to an unaffiliated overseas investor; Regulation D, Rule 506; and/or Section 4(2)

2/19/04	Common Stock Warrants	60,000 20,000	Received $15 no commissions paid; shares sold at $0.25 per share assuming no value is attributed to the Warrants	Regulation S offshore offering to an unaffiliated overseas investor; Regulation D, Rule 506; and/or Section 4(2)	Warrants are exercisable at $0.25 per share at any time until February 28, 2006

3/30/04	Common Stock	1,800,000	Received $198 no commissions paid; shares sold at $0.11 per share assuming no value is attributed to the Warrants	Regulation S offshore offering to an unaffiliated overseas investor; Regulation D, Rule 506; and/or Section 4(2)

04/27/04	Common Stock Warrants	40,000 13,333	Received $10 no commissions paid; shares sold at $0.25 per share	Regulation S offshore offering is an unaffiliated overseas investor; Regulation D, Rule 506; and/or Section 4(2)	Warrants are exercisable at $0.25 per share at any time until April, 2006

05/12/04	Common Stock Warrants	48,000 16,000	Received $12 no commissions paid; shares sold at $0.25 per share	Regulation S offshore offering is an unaffiliated overseas investor; Regulation D, Rule 506; and/or Section 4(2)	Warrants are exercisable at $0.25 per share at anytime until May, 2006

Index

07/14/04	Common Stock Warrants	400,000 133,333	Received $100 no commissions paid; shares sold at $0.25 per share	Regulation S offshore offering is an unaffiliated overseas investor, Regulation D, Rule 506; and/or Section 4(2)	Warrants are exercisable at $0.25 per share at anytime until July, 2006

09/09/04	Common Stock	454,500	Received $50 no commissions paid; shares sold at $0.11 per share	Regulation S offshore offering is an unaffiliated overseas investor, Regulation D, Rule 506; and/or Section 4(2)

09/23/04	Common Stock Warrants	97,000 32,333	Received $24 no commissions paid; shares sold at $0.25 per share	Regulation S offshore offering is an unaffiliated overseas investor, Regulation D, Rule 506; and/or Section 4(2)	Warrants are exercisable at $0.25 per share at anytime until September, 2006

 (d)  Not applicable.

Item 3.	Defaults Upon Senior Securities: None

Item 4.	Submissions of Matters to a Vote of Security Holders: None

Item 5.	Other Information: None

Index

Item 6.	Exhibits and Reports on Form 8-K:

(a)  Exhibits

Exhibit No.	Description

3.1
Amended and Restated Articles of Incorporation as filed with the Secretary of State of the State of Nevada on June 19, 2001 (incorporated by reference to the Registrant’s Form 10-QSB for its quarter ended June 30, 2001).

3.2	By-Laws of the Registrant (incorporated by reference to Registration Statement on Form S-1, file Number 33-34200).

31.1	Certification of Executive Chairman pursuant to Rule 13a-14(a) of the Scurities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Scurities Exchange Act of 1934.

32.1	Certification of Executive Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Form of Regulation S Subscription Agreements - January 7, 2004 through February 19, 2004 (filed herewith).

99.2	Form of Regulation S Subscription Agreements - February 11, 2004 through March 30, 2004 (filed herewith).

99.3	Form of Regulation S Subscription Agreements-April 27, 2004 through May 12, 2004 (filed herewith)

99.4	Form of Regulation S Subscription Agreements - February 11, 2004 through March 30, 2004 (filed herewith).

(b)  Reports on Form 8-K.

None

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BBJ ENVIRONMENTAL TECHNOLOGIES, INC.

Dated: November 2005	/s/ Jean Caillet

Jean Caillet, Chief Executive Officer

/s/Robert G. Baker

Interim Chief Financial Officer